Form 10-Q
period 2021-03-31
Certara, Inc.
filed 2021-05-07
CIK 1827090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39799

Certara, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2180925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Overlook Center

Suite 101

Princeton, New Jersey 08540

(Address of Principal Executive Offices)

(609) 716-7900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.01 per share	CERT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2021, the registrant had 152,979,479 shares of common stock, par value $0.01 per share, outstanding

Certara, Inc.

Unless otherwise indicated, references to the “Company,” “Certara,” “we,” “us” and “our” refer to Certara, Inc. and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

●	ability to compete within our market;
●	any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery;
●	changes or delays in government regulation relating to the biopharmaceutical industry;
●	increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
●	trends in research and development (“R&D”) spending, the use of third parties by biopharmaceutical companies and a shift toward more R&D occurring at smaller biotechnology companies;
●	consolidation within the biopharmaceutical industry;
●	reduction in the use of our products by academic institutions;
●	pricing pressures due to increased customer utilization of our products;
●	our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
●	the occurrence of natural disasters and epidemic diseases, such as the recent COVID-19 pandemic;
●	any delays or defects in our release of new or enhanced software or other biosimulation tools;
●	failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
●	our ability to accurately estimate costs associated with our fixed-fee contracts;
●	our ability to retain key personnel or recruit additional qualified personnel;
●	risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
●	our ability to sustain recent growth rates;
●	any future acquisitions and our ability to successfully integrate such acquisitions;
●	the accuracy of our addressable market estimates;
●	the length and unpredictability of our software and service sales cycles;
●	our ability to successfully operate a global business;
●	our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;
●	risks related to litigation against us;
●	the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;
●	our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;

●	the loss of more than one of our major customers;
●	our future capital needs;
●	the ability or inability of our bookings to accurately predict our future revenue and our ability to realize the anticipated revenue reflected in our backlog;
●	any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
●	our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
●	our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
●	any breach of our security measures or unauthorized access to customer data;
●	our ability to comply with applicable privacy and data security laws;
●	our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
●	any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
●	our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
●	any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
●	any impairment of goodwill or other intangible assets;
●	our ability to use our net operating losses (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
●	the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
●	any inability to design, implement, and maintain effective internal controls when required by law;
●	the costs and management time associated with operating as a publicly traded company; and
●	the other factors described elsewhere in this Quarterly Report on Form 10-Q or as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”), or as described in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report. Such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Channels for Disclosure of Information

Investors and others should note that we may announce material information to the public through filings with the SEC, our Investors Relations website (https://ir.certara.com), press releases, public conference calls and public webcasts. We use these channels to communicate with the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

CERTARA, INC.

FORM 10-Q

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$272,988	$271,382
Accounts receivable, net of allowance for doubtful accounts of $131 and $132, respectively	54,402	54,091
Restricted cash	733	1,909
Prepaid expenses and other current assets	19,438	19,202
Total current assets	347,561	346,584
Other assets:
Property and equipment, net	3,505	3,872
Long-term deposits	1,184	1,163
Goodwill	519,226	518,592
Intangible assets, net of accumulated amortization of $137,193 and $127,172, respectively	388,225	396,445
Deferred income taxes	2,923	2,744
Total assets	$1,262,624	$1,269,400
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,593	$6,394
Accrued expenses	19,415	30,729
Current portion of deferred revenue	29,802	30,662
Current portion of interest rate swap liability	2,603	2,605
Current portion of long-term debt	4,680	4,680
Current portion of capital lease obligations	279	275
Total current liabilities	63,372	75,345
Long-term liabilities:
Capital lease obligations, net of current portion	246	318
Deferred revenue, net of current portion	853	545
Deferred income taxes	76,085	75,894
Long-term portion of interest rate swap liability	430	1,066
Long-term debt, net of current portion and debt discount	293,689	294,100
Other long-term liabilities	682	—
Total liabilities	435,357	447,268
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 152,979,479 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,529	1,529
Additional paid-in capital	889,679	884,528
Accumulated deficit	(61,286)	(62,338)
Accumulated other comprehensive loss	(2,655)	(1,587)
Total stockholders’ equity	827,267	822,132
Total liabilities and stockholders’ equity	$1,262,624	$1,269,400

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020
Revenues	$66,718	$57,449
Cost of revenues	26,016	22,183
Operating expenses:
Sales and marketing	3,752	2,938
Research and development	4,706	2,875
General and administrative	16,562	11,541
Intangible asset amortization	9,456	9,359
Depreciation and amortization expense	602	553
Total operating expenses	35,078	27,266
Income from operations	5,624	8,000
Other income (expenses):
Interest expense	(3,928)	(6,858)
Miscellaneous, net	(117)	525
Total other income (expenses)	(4,045)	(6,333)
Income before income taxes	1,579	1,667
Provision for income taxes	527	621
Net income	1,052	1,046
Other comprehensive loss:
Foreign currency translation adjustment	(1,545)	(3,332)
Change in fair value of interest rate swap, net of tax of $161 and $(680)	477	(2,132)
Total other comprehensive loss	(1,068)	(5,464)
Comprehensive loss	$(16)	$(4,418)

Net income per share attributable to common stockholders:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average common shares outstanding:
Basic	147,160,084	132,407,786
Diluted	152,084,745	132,407,786

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
					OTHER	TOTAL
(IN THOUSANDS,	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	EQUITY
Balance as of December 31, 2019	132,407,786	$1,324	$509,162	$(12,941)	$(5,497)	$492,048
Equity compensation	—	—	538	—	—	538
Change in fair value of interest rate swap, net of tax	—	—	—	—	(2,132)	(2,132)
Net income	—	—	—	1,046	—	1,046
Foreign currency translation adjustment	—	—	—	—	(3,332)	(3,332)
Balance as of March 31, 2020	132,407,786	$1,324	$509,700	$(11,895)	$(10,961)	$488,168

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
					OTHER	TOTAL
(IN THOUSANDS,	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	EQUITY
Balance as of December 31, 2020	152,979,479	$1,529	$884,528	$(62,338)	$(1,587)	$822,132
Equity compensation	—	—	5,151	—	—	5,151
Change in fair value of interest rate swap, net of tax	—	—	—	—	477	477
Net income	—	—	—	1,052	—	1,052
Foreign currency translation adjustment	—	—	—	—	(1,545)	(1,545)
Balance as of March 31, 2021	152,979,479	$1,529	$889,679	$(61,286)	$(2,655)	$827,267

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)	2021	2020
Cash flows from operating activities:
Net income	$1,052	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	602	553
Amortization of intangible assets	10,102	9,930
Amortization of debt issuance costs	378	382
Recovery of doubtful accounts	(1)	(17)
Equity-based compensation expense	5,151	538
Deferred income taxes	12	1,084
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2)	49
Prepaid expenses and other current assets	(673)	(2,025)
Accounts payable and accrued expenses	(11,180)	(1,274)
Deferred revenue	(507)	(1,443)
Net cash provided by operating activities	4,934	8,823
Cash flows from investing activities:
Capital expenditures	(222)	(459)
Capitalized development costs	(1,192)	(1,875)
Business acquisitions, net of cash acquired	(2,044)	(675)
Net cash used in investing activities	(3,458)	(3,009)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(855)	(849)
Proceeds from line of credit	—	19,880
Net cash provided by (used in) financing activities	(855)	19,031
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(191)	(251)
Net increase in cash, cash equivalents, and restricted cash	430	24,594
Cash, cash equivalents, and restricted cash, at beginning of period	273,291	29,762
Cash, cash equivalents, and restricted cash, at end of period	$273,721	$54,356
Supplemental disclosures of cash flow information
Cash paid for interest	$3,552	$8,987
Cash paid for taxes	$1,644	$1,763
Supplemental schedule of noncash investing and financing activities
Liabilities assumed in connection with business acquisition	$921	$—
Property and equipment controlled through new capital leases	$—	$831

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE PERCENTAGES AND SHARE AND UNIT DATA)

(UNAUDITED)

1.	Description of Business

Certara, Inc. and its wholly-owned subsidiaries (together, the “Company”) deliver software products and technology-enabled services to customers to efficiently carry out and realize the full benefits of biosimulation in drug discovery, preclinical and clinical research, regulatory submissions and market access. The Company is a global leader in biosimulation, and the Company’s biosimulation software and technology-enabled services help optimize, streamline, or even waive certain clinical trials to accelerate programs, reduce costs, and increase the probability of success. The Company’s software and services for regulatory science and submissions and market access are underpinned by technologies such as natural language processing and Bayesian analytics. When combined, these solutions allow the Company to offer customers end-to-end support across the entire product life cycle. On October 1, 2020, the Company amended the certificate of incorporation of EQT Avatar Topco, Inc. to change the name of the Company to Certara, Inc.

The Company has operations in the United States, Canada, Spain, Luxembourg, Portugal, United Kingdom, Germany, France, Netherlands, Denmark, Switzerland, Italy, Poland, Japan, Philippines, India, Australia, and China.

2.	Summary of Significant Accounting Policies

There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2020.

(a)	Basis of Presentation and Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, the determination of fair values and useful lives of long-lived assets as well as intangible assets, goodwill, allowance for doubtful accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue (including at the date of business combinations), value of interest rate swap agreements, determination of fair value of equity-based awards and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

The Company is an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, Emerging Growth Companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an Emerging Growth Company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election.

(b)	Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related interim disclosures are unaudited.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2020 and 2019 audited consolidated financial statements and notes thereto. The information as of December 31, 2020 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

(c)	Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company adopted ASU 2020-04 upon issuance and elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The impact of adopting ASU 2020-04 did not have a material impact to the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”, which included updated guidance on ASC 350-40, “Intangibles — Goodwill and Other — Internal-Use Software”. The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 is effective for calendar-year public business entities in 2020. For all other calendar-year entities, it is effective for annual periods beginning in 2021 and interim periods in 2022. Early adoption is permitted. The Company has adopted ASU 2018-15 during the year beginning January 1, 2020. The adoption of ASU 2018-15 did not materially impact the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements (Topic 820)”, which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 during the year beginning January 1, 2020. The adoption of ASU 2018-13 did not materially impact the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to the approach for calculating income taxes in an interim period and to the recognition of deferred tax liabilities for outside basis differences for certain investments. The Company adopted this guidance on January 1, 2021 on a prospective basis. The adoption of this guidance did not have an impact on the Company’s financial statements.

(d)	Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In its April 2020 meeting, the FASB deferred the effective date for ASC 842 for private companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-02 during the year beginning January 1, 2022 and is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. Per ASU 2019-10 issued in November 2019, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for private companies. Early adoption is permitted. The Company will adopt ASU 2016-13 during the year beginning January 1, 2023 and is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be effective for a private company (and thus, for those adopting exemption for Emerging Growth Companies) beginning in the first quarter of fiscal year 2022 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt ASU 2017-04 during the year beginning January 1, 2022 and is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

(e)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(f)	Cash, Cash Equivalents, and Restricted Cash

Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased.

Restricted cash represents cash that is used as collateral to support an unsecured Company credit card program through a major bank and a grant funding. The restricted cash balance was $733, $1,909, and $506 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	MARCH 31,	DECEMBER 31,	MARCH 31,
	2021	2020	2020
Cash and cash equivalents	$272,988	$271,382	$53,850
Restricted cash, current	733	1,909	506
Total cash and cash equivalents, and restricted cash	$273,721	$273,291	$54,356

(g)	Derivative Instruments

The Company has an interest rate swap agreement that is designated as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 2.1284%, non-inclusive of the fixed credit spread through May 31, 2022. The Company recorded the fair value of its interest rate swaps in the amount of $3,033 and $3,671, as a derivative liability as of March 31, 2021 and December 31, 2020, respectively, in its condensed consolidated balance sheets. The Company’s interest rate swaps qualify for hedge accounting. The fair value of the interest rate swaps is recognized in the condensed consolidated balance sheets and the changes in the fair value of the derivatives are recognized in other comprehensive loss.

The following table sets forth the liability that is measured at fair value on a recurring basis by the levels in the fair value hierarchy at March 31, 2021:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liability
Interest rate swap liability	$—	$3,033	$—	$3,033
Total	$—	$3,033	$—	$3,033

The following table sets forth the liability that is measured at fair value on a recurring basis by the levels in the fair value hierarchy at December 31, 2020:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liability
Interest rate swap liability	$—	$3,671	$—	$3,671
Total	$—	$3,671	$—	$3,671

The net amount of deferred gains/(losses) related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next twelve months is insignificant.

(h)	Revenue Recognition ASC 606

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

The Company typically recognizes license revenue at a point in time upon delivering the applicable license. The revenue related to the support and maintenance performance obligation will be recognized on an over time basis using time elapsed methodology. The revenue related to software training and software implementation performance will be recognized at the completion of the service.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue) on the condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., quarterly or monthly) or upon achievement of contractual milestones.

Contract assets relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts (i.e., unbilled revenue, a component of accounts receivable in the condensed consolidated balance sheets). Contract assets are billed and transferred to customer accounts receivable when the rights become unconditional. The Company typically invoices customers for term licenses, subscriptions, maintenance and support fees in advance with payment due before the start of the subscription term, ranging from one to three years. The Company records the amounts collected in advance of the satisfaction of performance obligations, usually over time, as a contract liability or deferred revenue. Invoice amounts for non-cancelable services starting in future periods are included in contract assets and deferred revenue. The portion of deferred revenue that will be recognized within twelve months is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue in the condensed consolidated balance sheets.

The unsatisfied performance obligations as of March 31, 2021 were approximately $83,218.

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Software licenses transferred at a point in time	$12,425	$11,365
Software licenses transferred over time	9,479	8,896
Service revenues earned over time	44,814	37,188
Total	$66,718	$57,449

(i)	Earnings per Share

Basic earnings per common share is computed by dividing the net income that is attributable to common stockholders by the weighted-average number of common shares or common share equivalents outstanding during the reporting period, without consideration for potentially dilutive securities. The dilutive effect of common share equivalients is excluded from basic EPS and is included in the calculation of diluted earnings per share. Restricted stock and restricted stock units granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share.

Diluted earnings per share is computed by dividing the net income attributable to stockholders by the weighted-average number of shares and potentially dilutive securities outstanding during the period. The Company had potentially dilutive securities of 4,924,661 and 0 outstanding as of March 31, 2021 and 2020, respectively.

(j)	COVID-19

In December 2019 and early 2020, the coronavirus known as COVID-19 was reported to have surfaced in China. The spread of this virus globally in early 2020 has caused business disruption domestically in the United States, the area in which the Company primarily operates. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of this disruption. Therefore, while the Company expects that this matter may impact the Company’s financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

3.	Initial Public Offering

On December 15, 2020, the Company completed its initial public offering (“IPO”), pursuant to which the Company issued and sold 14,630,000 shares of common stock and certain selling stockholders, including our former controlling shareholders, an affiliate of EQT AB (“EQT”), sold 18,783,250 shares of our common stock (representing the full exercise of the underwriters’ option to purchase additional shares), at a public offering price of $23.00 per share. The Company received net proceeds of $316,301, after deducting underwriters' discounts and commissions. In addition, $4,408 of legal, accounting and other offering costs, net of the tax effect of $259, incurred in connection with the sale of the Company's common stock in the IPO, were capitalized and offset against the proceeds received in the IPO.

The Company is party to a registration rights agreement with EQT and certain other stockholders (“Institutional Investors”). The registration rights agreement was amended and restated in connection with the IPO. It contains provisions that entitle EQT and the other stockholder parties thereto to certain rights to have their securities registered by the Company under the Securities Act. EQT will be entitled to an unlimited number of “demand” registrations, subject to certain limitations. Every stockholder that holds registration rights will also be entitled to customary “piggyback” registration rights. In addition, the amended and restated registration rights agreement provides that the Company will pay certain expenses of the stockholder parties relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act of 1933 (“Securities Act”).

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

On March 29, 2021, the Company completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of its common stock, including an additional 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred costs of $0.7 million, recorded in general and administrative expenses, in relation to the secondary public offering for the three months ended March 31, 2021.

4.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At March  31, 2021 and December 31, 2020, the investments were bank deposits and overnight sweep accounts. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.

As of March 31, 2021 and December 31, 2020, no customer accounted for more than 10% of the Company’s accounts receivable or revenues during the periods presented.

5.	Acquisition

On March 2, 2021, the Company completed a transaction which qualified as a business combination. The business combination was not material to our condensed consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $1.2 million, $0.1 million and $1.1 million of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

6.	Long-Term Debt and Revolving Line of Credit

Effective August 14, 2017, the Company entered into a credit agreement with lenders for a $250,000 term loan (“Credit Agreement”). The Credit Agreement is a syndicated arrangement with various lenders providing the financing. The $250,000 term loan is due to mature on August 14, 2024. The Company also entered into a $20,000 revolving line of credit with lenders with a sub-commitment for issuance of letters of credit of $10,000. As of March 31, 2021 and December 31, 2020, available borrowings under the $20,000 revolving line of credit are reduced by a $120 standby letter of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings. This agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contain various financial and nonfinancial covenants.

The Company and lenders entered into a restated and amended loan agreement on January 25, 2018 where an additional tranche of $25,000 was added to the term loan. The amortization schedule of the new tranche was made coterminous with the rest of the term loan. There were no other changes to the terms of the Credit Agreement.

The Company and lenders entered into a second restated and amended loan agreement on April 3, 2018 where an additional tranche of $40,000 was added to the term loan. The amortization schedule of the new tranche was made coterminous with the rest of the term loan. There were no other changes to the terms of the Credit Agreement.

The Company was in compliance with all financial covenants as of March 31, 2021 and December 31, 2020. Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 3.75% and 4.48% for the three months ended March 31, 2021 and year ended December 31, 2020, respectively, for the Credit Agreement. As discussed previously, the Company entered into interest rate swap agreements that fixed the interest rate.

Interest paid on the Credit Agreement with respect to the term loan amounted to $2,854 and $4,241 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $31 and $32 at March 31, 2021 and December 31, 2020, respectively, and is included in accrued expenses. There was no interest paid on the Credit Agreement with respect to the revolving line of credit for the three months ended March 31, 2021 and 2020. There was no accrued interest payable on the revolving line of credit as of March 31, 2021 and December 31, 2020.

Effective August 14, 2017, the Company, entered into an unsecured credit agreement with another lender for a $100,000 term loan (“Loan Agreement”). The loan bears interest at 8.25% which is payable in semi-annual installments on January 15 and July 15 through August 14, 2025, at which time all outstanding principal and interest are due. Under the Loan Agreement, the Company could voluntarily repay outstanding loans without premium or penalty. On July 15, 2020, the Company made a $20,000 prepayment on the loan, which reduced the amount outstanding to $80,000. On December 28, 2020, the Company repaid the $80,000 aggregate principal amount owed under the Loan Agreement, including $3,000 of accrued interest using a portion of the proceeds from the IPO. The Company's obligations under the Loan Agreement were discharged on that date. Interest paid on the loan amounted to $0 and $4,217 for the three months ended March 31, 2021 and 2020, respectively.

Long-term debt consists of the following:

	MARCH 31,	DECEMBER 31,
	2021	2020
Term loans	$303,310	$304,099
Less: debt issuance costs	(4,941)	(5,319)
Total	298,369	298,780
Current portion of long-term debt	(4,680)	(4,680)
Long-term debt, net of current portion and debt issuance costs	$293,689	$294,100

The principal amount of long-term debt outstanding as of March 31, 2021, matures in the following years:

	2021	2022	2023	2024	TOTAL
Maturities	$3,891	$3,153	$3,153	$293,113	$303,310

The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2020, the Company was required to make a mandatory prepayment on the term loan of approximately $1,527 on or before April 30, 2021. The prepayment is included in the current portion of long-term debt on the condensed consolidated balance sheets.

The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.

7.	Commitments and Contingencies

Leases

The Company leases certain office facilities and equipment under non-cancelable operating and capital leases with remaining terms from one to eight years. The gross amounts of assets under capital leases were $1,501 and $1,501 at March 31, 2021 and December 31, 2020, respectively. The total accumulated amortization associated with equipment under capital leases was $1,024 and $946 at March 31, 2021 and December 31, 2020, respectively. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $1,626 and $1,684 for the three months ended March 31, 2021 and 2020, respectively.

Non-cancelable future minimum lease commitments as of March 31, 2021 are:

	OPERATING	CAPITAL
	LEASES	LEASES
Remainder of 2021	$4,418	$228
2022	4,768	304
2023	3,268	25
2024	2,612	—
2025	2,069	—
Thereafter	2,381	—
Non-cancelable future minimum lease payments	19,516	557
Less amount representing interest	—	(32)
Net non-cancelable future minimum lease payments	$19,516	$525
Current portion of net non-cancelable future minimum lease payments		279
Net long-term non-cancelable future minimum lease payments		$246

8.	Equity-Based Compensation

Class B Incentive Units

The Company’s management, through the Company’s affiliation with its shareholder and former parent, EQT, participated in a 2017 Class B Profits Interest Unit Incentive Plan (the “Class B Plan”), whereby EQT was authorized to issue a total of 6,366,891 Profit Interest Units (“Class B Units”), representing the right to share a portion of the value appreciation in EQT.

The majority of the employee grant agreements for the Class B Units were comprised of 50% time-based vesting units (“Time-based Units”) and 50% performance-based vesting units (“Performance-based Units”). The Time-based Units generally vested over a five-year period, the Performance-based Units would vest if EQT achieved specified levels of return on investment at the time of i) a change in control, ii) a reduction in holdings of the Company by EQT to 10% or less following an IPO or iii) certain distributions to EQT. There were also certain grant agreements for the Class B Units that were entirely comprised of Time-based Units. Upon vesting, the holder of Class B Units received a right to a fractional portion of the profits and distributions of the parent in excess of a “participation threshold” determined in accordance with the EQT limited partnership agreement.

In addition to the performance conditions above, the Chief Executive Officer’s performance-based Class B Units also vested if the aggregate value attributable to an IPO equaled or exceeded an amount equivalent to the return on investment performance targets.

As of March 31, 2020, 5,500,258 Class B Profits Interest Units (“Class B Units”) were issued and outstanding to the Company employees. The Company granted 127,908 units and recorded actual forfeitures of 63,954 during the three months ended March 31, 2020.

The fair value of the Time-based Units that vested solely upon continued employment was measured at the grant date and was recognized as cost over the employee’s requisite service period, which was generally five years. The expense related to the vesting of the Time-based Units was recorded on the Company’s books because the Company directly benefited from the services provided by Class B Unit holders. The Company recorded compensation expense related to the Class B Units of $538 for the three months ended March 31, 2020.

Restricted Stock

Effective as of December 10, 2020, all vested Class B Units were exchanged by EQT for shares of common stock of the Company held by EQT, and unvested Class B Units were exchanged for shares of restricted common stock of the Company. Based on the IPO price of $23.00 per share, the Company issued 5,941,693 shares of restricted common stock to holders of unvested Class B Units in exchange for such unvested Class B Units.

Share-based compensation for the restricted stock exchanged for the Time-based Class B Units is recognized on a straight-line basis over the requisite service period of the award, which is generally five years. Share-based compensation for the restricted stock exchanged for the Performance-based Class B Units is recognized using the accelerated attribution approach. A summary of the restricted stock is shown below:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2020	5,941,693	$23.00
Exchanged
Granted	—	—
Vested	310,762	23.00
Forfeited	—	—

Non-vested restricted stock as of March 31, 2021	5,630,931	$23.00

The Company did not authorize or issue any restricted stock during the three month periods ended March 31, 2021 or 2020.

Equity-based compensation expense related to the restricted stock exchanged for Performance-based Class B Units was $4,041 for the three months ended March 31, 2021. At March 31, 2021, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $21,797 which is expected to be recognized over a weighted-average period of 28 months.

Equity-based compensation expense related to the restricted stock exchanged for Time-based Class B Units was $777 for the three months ended March 31, 2021. At March 31, 2021, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $8,823, which is expected to be recognized over a weighted-average period of 40 months.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2020	30,052	$23.00
Granted	—	—
Vested	—	—
Forfeited	(880)	23.00
Non-vested RSUs as of March 31, 2021	29,172	$23.00

Equity-based compensation expense related to the RSUs was $333 for the three months ended March 31, 2021. At March 31, 2021, the total unrecognized equity-bsed compensation expense related to outstanding RSUs was $257, which is expected to be recognized over aweighted-average period of two months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cost of revenues	$840	$39
Sales and marketing	398	32
Research and development	399	30
General and administrative expenses	3,514	437
Total	$5,151	$538

9.	Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance.

The Company has determined that its chief executive officer is its CODM. The Company manages its operations as a single segment for the purposes of assessing and making operating decisions. The Company’s CODM allocates resources and assesses performance based upon financial information at the consolidated level. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

The following table summarizes revenue by geographic area for the three months ended March 31, 2021 and 2020:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenue(1):
Americas	$46,574	$43,094
EMEA	14,226	10,860
Asia Pac	5,918	3,495
Total	$66,718	$57,449
(1)	Revenue is attributable to the countries based on the location of the customer

10.	Income Taxes

The Company generally records its interim tax provision based upon a projection of the Company's estimated annual effective tax rate ("EAETR"). This EAETR is applied to the year-to-date consolidated pre-tax income to determine the interim provisions for income taxes before discrete items. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company's global ETR for the three months ended March 31, 2021 and 2020 was 33% and 37%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the relative mix of domestic and international earnings and changes in valuation allowance.

11.	Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average common shares outstanding:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Numerator:
Net income	$1,052	$1,046
Denominator:
Basic weighted average common shares outstanding	147,160,084	132,407,786
Effects of dilutive securities	4,924,661	—
Diluted weighted average common shares outstanding	152,084,745	132,407,786
Earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report.

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

As a global leader in biosimulation based on 2020 revenue, we provide an integrated, end-to-end platform used by more than 1,650 biopharmaceutical companies and academic institutions across 61 countries, including all of the top 35 biopharmaceutical companies by R&D spend in 2019. Since 2014, customers who use our biosimulation software and technology-enabled services have received over 90% of all new drug approvals by the U.S. Food and Drug Administration (“FDA”). Moreover, 17 global regulatory authorities license our biosimulation software to independently analyze, verify, and review regulatory submissions, including the FDA, Europe’s European Medicines Agency (“EMA”), Health Canada, Japan’s Pharmaceuticals and Medical Devices Agency, and China’s National Medical Products Administration. Demand for our offerings continues to expand rapidly.

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

Initial Public Offering

On December 15, 2020, the Company completed its IPO, pursuant to which the Company issued and sold 14,630,000 shares of common stock and certain selling stockholders, including EQT, sold 18,783,250 shares of our common stock (representing the full exercise of the underwriters’ option to purchase additional shares), at a public offering price of $23.00 per share. The Company received net proceeds of $316.3 million after deducting underwriters’ discounts and commissions. In addition, $4.4 million of legal, accounting and other offering costs, net of the tax effect of $0.3 million incurred in connection with the sale of the Company’s common stock in the IPO, were capitalized and offset against the proceeds received in the IPO.

Secondary Public Offering

On March 29, 2021, the Company completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of its common stock, including an additional 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred cost of $0.7 million in relation to the secondary public offering for the three months ended March 31, 2021.

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

●	Bookings: Our new bookings represent a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.

●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	THREE MONTHS ENDED MARCH 31,
	2020	2021

Bookings (in millions)	$61.0	$81.9
Renewal Rate	92%	92%

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

Impact of COVID-19

The continued spread of COVID-19 may adversely impact our business, financial condition or results of operations as a result of increased costs, negative impacts to our healthy workforce or a sustained economic downturn. The extent to which the COVID-19 pandemic may impact our business in the future is highly uncertain and cannot be predicted. In addition, a recession or a prolonged period of depressed economic activity related to COVID-19 and measures taken to mitigate its spread could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2021, there have been no material adverse impacts on the Company’s financial condition, results of operations or cash flows.

Non-GAAP Measures

Management uses various financial metrics, including total revenues, income from operations, net income, and certain metrics that are not required by, or presented in accordance with, GAAP, such as Adjusted EBITDA, to measure and assess the performance of our business, to evaluate the effectiveness of our business strategies, to make budgeting decisions, to make certain compensation decisions, and to compare our performance against that of other peer companies using similar measures. We believe that presentation of the GAAP and the non-GAAP metrics in this filing will aid investors in understanding our business.

Management measures operating performance based on Adjusted EBITDA defined for a particular period as net income (loss) excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, intangible asset amortization, equity-based compensation expense, acquisition and integration expense, and other items not indicative of our ongoing operating performance.

We believe Adjusted EBITDA is helpful to investors, analysts, and other interested parties because it can assist in providing a more consistent and comparable overview of our operations across our historical periods. In addition, this measure is frequently used by analysts, investors, and other interested parties to evaluate and assess performance.

Adjusted EBITDA is a non-GAAP measure and is presented for supplemental purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. Adjusted EBITDA has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use this measure and may calculate it differently than as presented on this prospectus, limiting the usefulness as a comparative measure.

The following table reconciles Net income to Adjusted EBITDA :

	THREE MONTHS ENDED MARCH 31,
	2021	2020

	(in thousands)
Net income(a)	$1,052	$1,046
Interest expense(a)	3,928	6,858
Interest income(a)	(70)	(11)
Provision for income taxes(a)	527	621
Depreciation and amortization expense(a)	602	553
Intangible asset amortization(a)	10,102	9,930
Currency gain (loss)(a)	191	(282)
Equity-based compensation expense(b)	5,151	538
Acquisition-related expenses(c)	1,596	455
Transaction related expenses(d)	685	—
Severance expense(e)	—	195
Reorganization expense(f)	—	5
First-year Sarbanes-Oxley implementation costs(g)	107	—
Adjusted EBITDA	$23,871	$19,908

The following table reconciles Net income to Adjusted Net Income:

	THREE MONTHS ENDED MARCH 31,
	2021	2020

	(in thousands)
Net income(a)	$1,052	$1,046
Currency gain (loss)(a)	191	(282)
Equity-based compensation expense(b)	5,151	538
Acquisition-related expenses(c)	1,596	455
Transaction related expenses(d)	685	—
Severance expense(e)	—	195
Reorganization expense(f)	—	5
First-year Sarbanes-Oxley implementation costs(g)	107	—
Income tax expense impact of adjustments(h)	665	103
Adjusted Net Income	$9,447	$2,060

The following table reconciles Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share:

	THREE MONTHS ENDED MARCH 31,
	2021	2020

Diluted earnings per share(a)	$0.01	$0.01
Currency gain (loss)(a)	—	—
Equity-based compensation expense(b)	0.03	0.01
Acquisition-related expense(c)	0.01	—
Transaction related expenses(d)	0.01	—
Severance expense(e)	—	—
Reorganization expense(f)	—	—
First-year Sarbanes-Oxley implementation costs(g)	—	—
Income tax expense impact of adjustments(h)	—	—
Adjusted Diluted Earnings Per Share	$0.06	$0.02

Diluted weighted average common shares outstanding	152,084,745	132,407,786
(a)	Represents amounts as determined under GAAP.

(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(d)	Represents costs associated with our secondary offering that are not capitalized.
(e)	Represents charges for severance provided to former executives and non-executives.
(f)	Represents expense related to reorganization, including legal entity reorganization.
(g)	Represents the first year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act in 2021.
(h)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:
●	Software licenses: We recognize revenue for software license fees upfront, upon delivery of the software license.
●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid upfront that is not recognized in the current period is included in deferred revenue in our consolidated balance sheet until earned.
●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.
●	Services. Our services business generates revenues primarily from technology-enabled services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over the time services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.

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

Operating Expenses

●	Sales and Marketing. Sales and marketing expense consists primarily of employee-related expenses, sales commissions, brand development, advertising, travel-related expenses and industry conferences and events. We plan to continue to invest in sales and marketing to increase penetration of our existing client base and expand to new clients.

●	Research and Development. Research and development expense accounts for a significant portion of our operating expenses. We recognize expenses as incurred. Research and development expenses consist primarily of employee-related expenses, third-party consulting, allocated software costs and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.
●	General and Administrative. General and administrative expense consists of personnel-related expenses associated with our executive, legal, finance, human resources, information technology, and other administrative functions, including salaries, benefits, bonuses, and equity-based compensation. General and administrative expense also includes professional fees for external legal, accounting and other consulting services, allocated overhead costs, and other general operating expenses.

We expect to increase the size of our general and administrative staff to support the anticipated growth of our business. As a public company, we expect to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expense, as well as third-party and internal resources related to accounting, auditing, SOX compliance, legal, and investor and public relations expenses. As a result, we expect the dollar amount of our general and administrative expense to increase for the foreseeable future. Excluding public company expenses, we expect general and administrative expense to grow at a rate lower than revenues.

●	Intangible Asset Amortization. Intangible asset amortization consists primarily of amortization expense related to intangible assets recorded in connection with acquisitions and amortization of capitalize software development costs.
●	Depreciation and Amortization Expense. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of leasehold improvements.

Other Expenses

●	Interest Expense. Interest expense consists primarily of interest expense associated with the Credit Facilities, including amortization of debt issuance costs and discounts. We expect interest expense to decline as a result of lower outstanding indebtedness going forward.
●	Miscellaneous. Miscellaneous expense consists of miscellaneous non-operating expenses primarily comprised of foreign exchange transaction gains and losses.
●	Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We expect income tax expense to increase over time as the Company continues to grow net income.

Acquisition

On March 2, 2021, we completed a transaction which qualified as a business combination. The business combination was not material to our condensed consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $1.2 million, $0.1 million and $1.1 million of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

Results of Operations

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three months ended March 31, 2021 to the three months ended March 31, 2020.

Three Months Ended March 31, 2021 Versus Three Months Ended March 31, 2020

The following table summarizes our unaudited statements of operations data for the three months ended March 31, 2021 and 2020:

Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	( in thousands)
Software	$21,904	$20,261	$1,643	8%
Services	44,814	37,188	7,626	21%
Total revenues	$66,718	$57,449	$9,269	16%

Revenues increased $9.3 million, or 16%, to $66.7 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in revenues was due to growth in both our services and software product offerings, primarily related to client expansions in both our technology-enabled service product lines and software as well as strong renewal rates.

Software revenue increased by $1.6 million, or 8%, to $21.9 million for the three months ended March 31, 2021 as compared to the same period in 2020, driven primarily by growth in sales of our software licenses of 9%, or $1.1 million, as well as growth in our subscriptions products of 8%, or $0.6 million.

Services revenue increased by $7.6 million, or 21%, to $44.8 million for the three months ended March 31, 2021 as compared to the same period in 2020, driven by growth in our technology-enabled services, primarily in biosimulation offerings.

Cost of Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Cost of revenues	$26,016	$22,183	$3,833	17%

Cost of revenues increased by $3.8 million, or 17%, to $26.0 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to a $2.3 million increase in employee-related costs and a $0.8 million increase in stock-based compensation costs. The remaining increase is due to consulting costs, bonus and software amortization, partially offset by decreases in travel related costs and retention expenses.

Sales and Marketing Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Sales and marketing	$3,752	$2,938	$814	28%
% of total revenues	6%	5%

Sales and marketing expenses increased by $0.8 million, or 28%, to $3.8 million for the three months ended March 31, 2021 as compared to the same period in 2020. Sales and marketing expenses increased primarily due to a $0.5 million increase in employee-related costs and a $0.4 million increase in stock-based compensation costs. The remainder of the increase is due to bonus and sales commission, partially offset by decreases in travel related costs, trade shows and advertising costs and other marketing costs.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Research and development	$4,706	$2,875	$1,831	64%
% of total revenues	7%	5%

Research and development expenses increased by $1.8 million, or 64%, to $4.7 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in R&D expenses was primarily due to a $0.5 million increases in employee-related costs and a $0.4 million increase in stock-based compensation costs. The remaining increases are due to consulting, lower software capitalization and bonus, partially offset by higher tax credits and decreases in travel related costs.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
General and administrative	$16,562	$11,541	$5,021	44%
% of total revenues	25%	20%

General and administrative expenses increased by $5.0 million, or 44%, to $16.6 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in general and administrative expenses was primarily due to a $3.1 million increase in stock-based compensation costs. The remaining increases are due to increases in secondary offering costs, acquisition related costs, employee related costs, D&O insurance and public company costs. The increases were partially offset by decreases in severance, restructuring, reorganization, bonus, consulting travel related costs, office supplies and facilities costs.

Intangible Asset Amortization Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Intangible asset amortization	$9,456	$9,359	$97	1%
% of total revenues	14%	16%

Intangible asset amortization expense increased by $0.1 million, or 1%, to $9.5 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in intangible asset amortization expense is due to increased capitalized software development costs.

Depreciation and Amortization Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Depreciation and amortization	$602	$553	$49	9%
% of total revenues	1%	1%

Depreciation and amortization expense of $0.6 million was relatively flat for the three months ended March 31, 2021 as compared to the same period in 2020.

Interest Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Interest expense	$3,928	$6,858	$(2,930)	(43)%
% of total revenues	6%	12%

Interest expense decreased by $3.0 million, or 43%, to $3.9 million for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in interest expense was due to lower outstanding principal amounts on our Credit Facilities.

Miscellaneous, net

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Miscellaneous, net	$(117)	$525	$(642)	(122)%
% of total revenues	(0)%	1%

Miscellaneous income was $0.1 million for the three months ended March 31, 2021 as compared to miscellaneous expenses of $0.5 million for the same period in 2020. The change was primarily due to foreign currency exchange rate fluctuations.

Provision for Income Taxes

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	( in thousands)
Provision for income taxes	$527	$621	$(94)	(15)%
Effective income tax rate	33%	37%

Our income tax expense was $0.5 million, resulting in an effective income tax rate of 33% for the three months ended March 31, 2021 as compared to income tax expense of $0.6 million, or an effective income tax rate of 37%, for the same period in 2020. Our income tax expense for the three months ended March 31, 2021 and 2020 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, the effects of tax elections made for U.K. earnings, and the relative mix of domestic and international earnings.

Net Income

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%

	(in thousands)
Net income	$1,052	$1,046	$6	1%

Net income was $1.1 million for the three months ended March 31, 2021 as compared to net income of $1.0 million for the same period in 2020. The change was primarily due to an increase in revenues as well as a decrease in provision for income taxes, partially offset by an increase in operating expenses, each as described above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments, and other general corporate purposes. We have historically funded our operations primarily through cash generated from operations. We have historically used long-term debt and cash on hand to fund acquisitions. We hold our cash balances in the United States and numerous locations in the rest of the world.

As of March 31, 2021, we had cash and cash equivalents $273.0 million, of which $23.9 million represents cash and cash equivalents held outside of the United States.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	THREE MONTHS ENDED MARCH 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$4,934	$8,823
Net cash used in investing activities	(3,458)	(3,009)
Net cash provided by (used in) financing activities	(855)	19,031
Effect due to foreign exchange rate changes on cash, cash equivalents, and restricted cash	(191)	(251)
Net increase in cash, cash equivalents, and restricted cash	$430	$24,594
Cash paid for interest	$3,552	$8,987
Cash paid for income taxes	$1,663	$1,763

Operating Activities

During the three months ended March 31, 2021, operating activities provided approximately $4.9 million of cash and cash equivalents, primarily resulting from net income of $1.1 million plus by $16.2 million of non-cash operating expenses inclusive of depreciation and amortization, amortization of debt issuance costs, provision for doubtful accounts, loss on retirement of assets, equity-based compensation costs and deferred income taxes. Changes in our operating assets and liabilities used cash and cash equivalents of approximately $12.4 million primarily due to payments of accrued bonuses.

During the three months ended March 31, 2020, operating activities provided approximately $8.8 million of cash and cash equivalents, primarily resulting from net income of $1.0 million, plus $12.5 million of non-cash operating expenses inclusive of depreciation and amortization, amortization of debt issuance costs, loss on retirement of assets, equity-based compensation costs and deferred income taxes. Changes in our operating assets and liabilities used cash and cash equivalents of approximately $4.7 million.

Investing Activities

During the three months ended March 31, 2021, investing activities used approximately $3.5 million of cash, primarily for investing in a business acquisition, capitalized software development, and capital expenditures to support our growth.

During the three months ended March 31, 2020, investing activities used approximately $3.0 million of cash, primarily for investing in capitalized software development and capital expenditures to support our growth.

Financing Activities

During the three months ended March 31, 2021, financing activities used approximately $0.9 million of cash, primarily attributable to payments on long-term debt and capital lease obligations.

During the three months ended March 31, 2020, financing activities provided approximately $19.0 million of cash, primarily due to proceeds from borrowings on our line of credit, partially offset by payments on long-term debt and capital lease obligations.

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

While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” elsewhere in this Quarterly Report.

Indebtedness

Credit Facilities

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

Borrowings under the Credit Agreement currently bear interest at a rate per annum equal to either (i) the Eurocurrency rate, with a floor of 0.00%, as adjusted for the reserve percentage required under regulations issued by the Federal Reserve Board for determining maximum reserve requirements with respect to Eurocurrency funding, plus an applicable margin rate of 3.50% for the term loan and between 4.00% and 3.50% for revolving credit loans, depending on the applicable first lien leverage ratio, (ii) an ABR, with a floor of 1.00%, plus an applicable margin rate of 2.50% for the term loan or between 3.00% and 2.50% for revolving credit loans, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50% and (iii) the Eurocurrency rate plus 1.00%.

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

As of March 31, 2021, we had $303.3 million of outstanding borrowings on the term loan, and $19.9 million of availability under the revolving credit facility, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of March 31, 2021, we and the Borrowers were in compliance with the covenants of each of the Credit Facilities.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2021 from those disclosed in our Annual Report on Form 10-K, except for payment made in the ordinary course of business.

Income Taxes

We recorded income tax expense of $0.5 million for the three months ended March 31, 2021 and income tax expense of $0.6 million for the three months ended March 31, 2020.

As of March 31, 2021, we had federal and state NOLs of approximately $3.3 million and $3.0 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2036 and 2029 and 2038, respectively. We had federal and state R&D tax credit carryforwards of approximately $2.3 million and $0.6 million, respectively, to offset future income taxes, which expire between 2024 and 2040. We also had foreign tax credits of approximately $12.5 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period and may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $16.1 million which expire starting in 2022, foreign research and development credits of $2.5 million which expire between 2029 and 2030, and Canadian investment tax credits of approximately $2.7 million which expire between 2030 and 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by ASC Topic 740, “Income Taxes”, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, R&D credit carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $16.7 million was recorded at December 31, 2020. As of March 31, 2021, the valuation allowance remained unchanged from December 31, 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our Annual Report on Form Form 10-K for the year ended December 31, 2020. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 2020 Form 10-K for the year ended December 31, 2020.

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

Recently Adopted and Issued Accounting Standards

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Amended and Restated Bylaws of Certara, Inc.	S-8	333-251368	4.2	12/15/2020
10.1	Form of Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†Filed herewith.

*Management contract or compensatory plan or arrangement.

+

This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

CERTARA, INC.

Date: May 7, 2021	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2021	By:	/s/ M. Andrew Schemick
	Name:	M. Andrew Schemick
	Title:	Chief Financial Officer (Principal Financial Officer)