Form 10-Q
period 2021-06-30
Certara, Inc.
filed 2021-08-06
CIK 1827090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021, the registrant had 152,864,921 shares of common stock, par value $0.01 per share, outstanding.

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

CERTARA, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$267,757	$271,382
Accounts receivable, net of allowance for doubtful accounts of $70 and $132, respectively	56,586	54,091
Restricted cash	1,838	1,909
Prepaid expenses and other current assets	18,627	19,202
Total current assets	344,808	346,584
Other assets:
Property and equipment, net	3,069	3,872
Long-term deposits	1,167	1,163
Goodwill	524,265	518,592
Intangible assets, net of accumulated amortization of $147,343 and $127,172, respectively	387,942	396,445
Other long-term assets	1,145	—
Deferred income taxes	2,939	2,744
Total assets	$1,265,335	$1,269,400
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,549	$6,394
Accrued expenses	18,886	30,729
Current portion of deferred revenue	29,120	30,662
Current portion of interest rate swap liability	2,390	2,605
Current portion of long-term debt	3,020	4,680
Current portion of capital lease obligations	284	275
Total current liabilities	59,249	75,345
Long-term liabilities:
Capital lease obligations, net of current portion	174	318
Deferred revenue, net of current portion	1,157	545
Deferred income taxes	76,933	75,894
Long-term portion of interest rate swap liability	—	1,066
Long-term debt, net of current portion and debt discount	292,622	294,100
Other long-term liabilities	690	—
Total liabilities	430,825	447,268
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 152,864,921 and 152,979,479 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,529	1,529
Additional paid-in capital	897,209	884,528
Accumulated deficit	(64,143)	(62,338)
Accumulated other comprehensive income (loss)	(85)	(1,587)
Total stockholders’ equity	834,510	822,132
Total liabilities and stockholders’ equity	$1,265,335	$1,269,400

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

(LOSS) INCOME

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020	2021	2020
Revenues	$70,096	$61,123	$136,814	$118,572
Cost of revenues	27,542	20,647	53,558	42,830
Operating expenses:
Sales and marketing	4,589	2,729	8,341	5,667
Research and development	4,626	2,969	9,332	5,844
General and administrative	18,034	11,181	34,596	22,722
Intangible asset amortization	9,479	9,323	18,935	18,682
Depreciation and amortization expense	552	669	1,154	1,222
Total operating expenses	37,280	26,871	72,358	54,137
Income from operations	5,274	13,605	10,898	21,605
Other income (expenses):
Interest expense	(6,332)	(7,023)	(10,260)	(13,881)
Miscellaneous, net	(346)	(80)	(463)	445
Total other (expenses)	(6,678)	(7,103)	(10,723)	(13,436)
(Loss) income before income taxes	(1,404)	6,502	175	8,169
Provision for income taxes	1,453	3,725	1,980	4,346
Net (loss) income	(2,857)	2,777	(1,805)	3,823
Other comprehensive (loss) income:
Foreign currency translation adjustment	302	442	(1,243)	(2,890)
Change in fair value from interest rate swap, net of tax $0, $94, $161, and $(585)	—	291	477	(1,841)
Reclassification of fair value of interest rate swap, net of tax of $(765), 0, $(765), and 0	2,268	—	2,268	—
Total other comprehensive income (loss)	2,570	733	1,502	(4,731)
Comprehensive (loss) income	$(287)	$3,510	$(303)	$(908)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.02)	$0.02	$(0.01)	$0.03
Diluted	$(0.02)	$0.02	$(0.01)	$0.03
Weighted average common shares outstanding:
Basic	147,485,566	132,407,786	147,323,724	132,407,786
Diluted	147,485,566	132,407,786	147,323,724	132,407,786

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
					OTHER	TOTAL
(IN THOUSANDS,	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	EQUITY
Balance as of March 31, 2021	152,979,479	$1,529	$889,679	$(61,286)	$(2,655)	$827,267
Equity compensation	—	—	7,530	—	—	7,530
Shares issued for employee share-based compensation awards	14,769	—	—	—	—	—
Restricted stock forfeiture	(129,327)	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	—	—
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	2,268
Net loss	—	—	—	(2,857)	—	(2,857)
Foreign currency translation adjustment	—	—	—	—	302	302
Balance as of June 30, 2021	152,864,921	$1,529	$897,209	$(64,143)	$(85)	$834,510

Balance as of December 31, 2020	152,979,479	$1,529	$884,528	$(62,338)	$(1,587)	$822,132
Equity compensation	—	—	12,681	—	—	12,681
Shares issued for employee share-based compensation awards	14,769	—	—	—	—	—
Restricted stock forfeiture	(129,327)	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	477	477
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	2,268
Net loss	—	—	—	(1,805)	—	(1,805)
Foreign currency translation adjustment	—	—	—	—	(1,243)	(1,243)
Balance as of June 30, 2021	152,864,921	$1,529	$897,209	$(64,143)	$(85)	$834,510

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
					OTHER	TOTAL
(IN THOUSANDS,	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	EQUITY
Balance as of March 31, 2020	132,407,786	$1,324	$509,700	$(11,895)	$(10,961)	$488,168
Equity compensation	—	—	567	—	—	567
Repurchase of Parent Class B units	—	—	(55)	—	—	(55)
Change in fair value of interest rate swap, net of tax	—	—	—	—	291	291
Net income	—	—	—	2,777	—	2,777
Foreign currency translation adjustment	—	—	—	—	442	442
Balance as of June 30, 2020	132,407,786	$1,324	$510,212	$(9,118)	$(10,228)	492,190

Balance as of December 31, 2019	132,407,786	$1,324	$509,162	$(12,941)	$(5,497)	$492,048
Equity compensation	—	—	1,105	—	—	1,105
Repurchase of Parent Class B units	—	—	(55)	—	—	(55)
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,841)	(1,841)
Net income	—	—	—	3,823	—	3,823
Foreign currency translation adjustment	—	—	—	—	(2,890)	(2,890)
Balance as of June 30, 2020	132,407,786	$1,324	$510,212	$(9,118)	$(10,228)	$492,190

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,805)	$3,823
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,154	1,222
Amortization of intangible assets	20,227	19,848
Amortization of debt issuance costs	747	762
Recovery of doubtful accounts	(61)	—
Loss on retirement of assets	282	—
Equity-based compensation expense	12,681	1,105
Unrealized loss on interest rate swap	2,390	—
Deferred income taxes	(1,971)	1,871
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	620	(1,299)
Prepaid expenses and other current assets	197	(2,608)
Accounts payable and accrued expenses	(13,848)	(3,645)
Deferred revenue	(1,057)	(4,438)
Net cash provided by operating activities	19,556	16,641
Cash flows from investing activities:
Capital expenditures	(511)	(638)
Capitalized development costs	(3,374)	(3,928)
Business acquisitions, net of cash acquired	(14,114)	(675)
Net cash used in investing activities	(17,999)	(5,241)
Cash flows from financing activities:
Unit repurchase	—	(55)
Proceeds from borrowings on long-term debt	89	—
Payments on long-term debt and capital lease obligations	(2,323)	(2,639)
Proceeds from line of credit	—	19,880
Payment of debt issuance costs	(2,931)	—
Net cash provided by (used in) financing activities	(5,165)	17,186
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(88)	1,005
Net (decrease) increase in cash and cash equivalents, and restricted cash	(3,696)	29,591
Cash and cash equivalents, and restricted cash, at beginning of period	273,291	29,762
Cash and cash equivalents, and restricted cash, at end of period	$269,595	$59,353
Supplemental disclosures of cash flow information
Cash paid for interest	$7,114	$13,160
Cash paid for taxes	$4,420	$5,081
Supplemental schedule of non-cash investing and financing activities
Liabilities assumed in connection with business acquisition	$1,912	$—
Property and equipment controlled through new capital leases	$—	$831

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

1.	Description of Business

Certara, Inc. and its wholly owned subsidiaries (together, the “Company”) deliver software products and technology-enabled services to customers to efficiently carry out and realize the full benefits of biosimulation in drug discovery, preclinical and clinical research, regulatory submissions and market access. The Company is a global leader in biosimulation, and the Company’s biosimulation software and technology-enabled services help optimize, streamline, or even waive certain clinical trials to accelerate programs, reduce costs, and increase the probability of success. The Company’s software and services for regulatory science and submissions and market access are underpinned by technologies such as natural language processing and Bayesian analytics. When combined, these solutions allow the Company to offer customers end-to-end support across the entire product life cycle. On October 1, 2020, the Company amended the certificate of incorporation of EQT Avatar Topco, Inc. to change the name of the Company to Certara, Inc.

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

(a)	Basis of Presentation and Use of Estimates

We prepared our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We have eliminated intercompany accounts and transactions. We have also reclassified certain prior year amounts to conform to the current period presentation, which did not have a material impact on our consolidated financial condition or results of operations. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, the determination of fair values and useful lives of long-lived assets as well as intangible assets, goodwill, allowance for doubtful accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue (including at the date of business combinations), value of interest rate swap agreements, determination of fair value of equity-based awards and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related interim disclosures are unaudited.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those guidance. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2020 and 2019 audited consolidated financial statements and notes thereto. The information as of December 31, 2020 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

(c)	Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. In January 2021, FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which clarifies that certain optional expedients and exceptions in Accounting Standards Codification ("ASC") Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Guidance in these ASUs is optional and is effective as of March 12, 2020 through December 31, 2022. The Company adopted the ASUs upon issuance and elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The adoption of the ASUs did not have a material impact to the Company’s condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to the approach for calculating income taxes in an interim period and to the recognition of deferred tax liabilities for outside basis differences for certain investments. The Company adopted this guidance on January 1, 2021 on a prospective basis. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. This standard will be effective for a private company (and thus, for those adopting exemption for Emerging Growth Companies) beginning in the first quarter of fiscal year 2022 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt ASU 2017-04 during the year beginning January 1, 2022 and is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

(e)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(f)	Cash and Cash Equivalents, and Restricted Cash

Cash equivalents include highly liquid investments with maturities of six months or less from the date purchased.

Restricted cash represents cash that is used as collateral to support an unsecured Company credit card program through a major bank and a grant funding. The restricted cash balance was $1,838, $1,909, and $3,684 at June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	JUNE 30,	DECEMBER 31,	JUNE 30,
	2021	2020	2020
Cash and cash equivalents	$267,757	$271,382	$55,669
Restricted cash, current	1,838	1,909	3,684
Total cash and cash equivalents, and restricted cash	$269,595	$273,291	$59,353

(g)	Derivative Instruments

The Company has an interest rate swap agreement that was designated as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 2.1284%, non-inclusive of the fixed credit spread through May 31, 2022. The Company recorded the fair value of its interest rate swap in the amount of $2,390 and $3,671, as a derivative liability as of June 30, 2021 and December 31, 2020, respectively, in its condensed consolidated balance sheets. During the second quarter, the Company determined that the hedge has not been highly effective from April 2018 and does not qualify for hedge accounting. As a result, The Company performed an analysis of the materiality of the out of period error correction in accordance with ASC 250, both quantitively and qualitatively, and concluded that the error correction was immaterial to all periods. The Company reclassified a $3,033 of accumulated comprehensive loss to interest expense in the consolidated statements of comprehensive income (loss) in the current quarter. The fair value of the interest rate swap is recognized in the condensed consolidated balance sheets and the changes in the fair value of the derivatives are recognized in the condensed consolidated statement of operations as interest expense. The income recorded in the condensed consolidated statement of operations as offset to interest expense for the activity during the current quarter in interest expense was $643.

The following table sets forth the liability that is measured at fair value on a recurring basis by the levels in the fair value hierarchy at June 30, 2021:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liability
Interest rate swap liability	$—	$2,390	$—	$2,390
Total	$—	$2,390	$—	$2,390

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

Contract assets relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts (i.e., unbilled revenue, a component of accounts receivable in the condensed consolidated balance sheets). Contract assets are billed and transferred to customer accounts receivable when the rights become unconditional. The Company typically invoices customers for term licenses, subscriptions, maintenance and support fees in advance with payment due before the start of the subscription term, ranging from one to three years. The Company records the amounts collected in advance of the satisfaction of performance obligations, usually over time, as a contract liability or deferred revenue. Invoice amounts for non-cancelable services starting in future periods are included in contract assets and deferred revenue. The portion of deferred revenue that will be recognized within 12 months is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue in the condensed consolidated balance sheets.

The unsatisfied performance obligations as of June 30, 2021 were approximately $90,826.

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Software licenses transferred at a point in time	$9,629	$9,013	$22,054	$20,378
Software licenses transferred over time	10,483	8,934	19,962	17,830
Service revenues earned over time	49,984	43,176	94,798	80,364
Total	$70,096	$61,123	$136,814	$118,572

(i)	Earnings per Share

Basic earnings per common share is computed by dividing the net income that is attributable to common stockholders by the weighted-average number of common shares or common share equivalents outstanding during the reporting period, without consideration for potentially dilutive securities. The dilutive effect of potentially dilutive securities is excluded from basic earnings per share and is included in the calculation of diluted earnings per share.  Restricted stock and restricted stock units granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share.

Diluted earnings per share is computed by dividing the net income attributable to stockholders by the weighted-average number of shares and potentially dilutive securities outstanding during the period.

(j)	COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to public health as well as the global and U.S. economies. The continued spread of variants of COVID-19 may adversely impact our business, financial condition or results of operations as a result of increased costs, negative impacts to our workforce, or a sustained economic downturn. Although the economy has rebounded in many areas, the outlook for containing the outbreak is still highly uncertain.  Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the global and US economy and our business.

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

The Company is party to a registration rights agreement with EQT and certain other stockholders (“Institutional Investors”). The registration rights agreement was amended and restated in connection with the IPO. It contains provisions that entitle EQT and the other Institutional Investors thereto to certain rights to have their securities registered by the Company under the Securities Act. EQT will be entitled to an unlimited number of “demand” registrations, subject to certain limitations. Every Institutional Investor that holds registration rights will also be entitled to customary “piggyback” registration rights. In addition, the amended and restated registration rights agreement provides that the Company will pay certain expenses of the Institutional Investors relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act.

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

On March 29, 2021, the Company completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of the Company’s common stock, including an additional 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.  The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred costs of $1,100, recorded in general and administrative expenses, in relation to the secondary public offering for the six months ended June 30, 2021.

4.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At June 30, 2021 and December 31, 2020, the investments were bank deposits and overnight sweep accounts. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management  believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.

As of June 30, 2021 and December 31, 2020, no customer accounted for more than 10% of the Company’s accounts receivable or revenues during the periods presented.

5.	Acquisitions

On March 2, 2021, the Company completed a transaction which qualified as a business combination.  The business combination was not material to our condensed consolidated financial statements.  Based on the Company’s preliminary purchase price allocation, approximately $1,200, $100 and $1,100 of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

On June 7, 2021, the Company completed a transaction which qualified as a business combination. The business combination was not material to our condensed consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $7,400 and $4,700 of the purchase price was assigned to customer relationships and goodwill, respectively.

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

The Company and lenders entered into Amendment No. 1 to the Credit  Agreement on January 25, 2018 where an additional tranche of $25,000 was added to the term loan. The amortization schedule of the new tranche was made coterminous with the rest of the term loan. There were no other changes to the terms of the Credit Agreement.

The Company and lenders entered into Amendment No. 2 to the Credit Agreement on April 3, 2018 where an additional tranche of $40,000 was added to the term loan. The amortization schedule of the new tranche was made coterminous with the rest of the term loan. There were no other changes to the terms of the Credit Agreement.

The Company and lenders entered into a third restated and amended loan agreement on June 17, 2021 (“Third Amendment”), which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments under the Credit Agreement to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000).  The term loan under the Third Amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contain various financial and nonfinancial covenants.

As of June 30, 2021 and December 31, 2020, available borrowings under the modified and original revolving lines of credit of $100,000 and $20,000 are reduced by $120 standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

The Company was in compliance with all financial covenants as of June 30, 2021 and December 31, 2020. Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 3.73% and 4.48% for the six months ended June 30, 2021 and the year ended December 31, 2020 for the Credit Agreement, respectively. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.

Interest incurred on the Credit Agreement with respect to the term loan amounted to $5,671 and $8,073 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $30 and $32 at June 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses.  Interest paid on the Credit Agreement with respect to the revolving line of credit was $0 and $232 for the six months ended June 30, 2021 and 2020, respectively. There was no accrued interest payable on the revolving line of credit as of June 30, 2021 and December 31, 2020.

Effective August 14, 2017, the Company entered into an unsecured credit agreement with another lender for a $100,000 term loan (“Loan Agreement”). The loan bears interest at 8.25% which is payable in semi-annual installments on January 15 and July 15 through August 14, 2025, at which time all outstanding principal and interest are due. Under the Loan Agreement, the Company could voluntarily repay outstanding loans without premium or penalty. On July 15, 2020, the Company made a $20,000 prepayment on the loan, which reduced the amount outstanding to $80,000. On December 28, 2020, the Company repaid the $80,000 aggregate principal amount owed under the Loan Agreement, including $3,000 of accrued interest using a portion of the proceeds from the IPO. The Company's obligations under the Loan Agreement were discharged on that date.  Interest paid on the loan amounted to $0 and $4,217 for the six months ended June 30, 2021 and 2020, respectively.

Long-term debt consists of the following:

	JUNE 30,	DECEMBER 31,
	2021	2020
Term loans	$302,000	$304,099
Less: debt issuance costs	(6,358)	(5,319)
Total	295,642	298,780
Current portion of long-term debt	(3,020)	(4,680)
Long-term debt, net of current portion and debt issuance costs	$292,622	$294,100

The principal amount of long-term debt outstanding as of June 30, 2021 matures in the following years:

	2021	2022	2023	2024	2025	2026	TOTAL
Maturities	$1,510	$3,020	$3,020	$3,020	3,020	$288,410	$302,000

The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2020, the Company was required to make a mandatory prepayment on the term loan of approximately $1,527 on or before April 30, 2021. The prepayment was included in the current portion of long-term debt on the condensed consolidated balance sheets. For the amended credit agreement, the Company is required to make a quarterly principal payment of $755 on the term loan each quarter starting from the end of September 2021.

The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.

7.	Commitments and Contingencies

Leases

The Company leases certain office facilities and equipment under non-cancelable operating and capital leases with remaining terms from one to eight years. The gross amounts of assets under capital leases were $1,504 and $1,501 at June 30, 2021 and December 31, 2020, respectively. The total accumulated amortization associated with equipment under capital leases was $1,094 and $946 at June 30, 2021 and December 31, 2020, respectively. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $3,221 and $3,281 for the six months ended June 30, 2021 and 2020, respectively.

Non-cancelable future minimum lease commitments as of June 30, 2021 are as follows:

	OPERATING	CAPITAL
	LEASES	LEASES
Remainder of 2021	$3,042	$152
2022	5,123	304
2023	3,394	25
2024	2,668	—
2025	2,107	—
Thereafter	2,395	—
Non-cancelable future minimum lease payments	18,729	481
Less amount representing interest	—	(23)
Net non-cancelable future minimum lease payments	$18,729	$458
Current portion of net non-cancelable future minimum lease payments		284
Net long-term non-cancelable future minimum lease payments		$174

8.	Equity-Based Compensation

Class B Incentive Units

The Company’s management, through the Company’s affiliation with its shareholder and former parent, EQT, participated in a 2017 Class B Profits Interest Unit Incentive Plan (the “Class B Plan”), whereby EQT was authorized to issue a total of 6,366,891 Profit Interest Units (“Class B Units”), representing the right to share a portion of the value appreciation in EQT.

The majority of the employee grant agreements for the Class B Units were comprised of 50% time-based vesting units (“Time-based Units”) and 50% performance-based vesting units (“Performance-based Units”). The Time-based Units generally vest over a five-year period; the Performance-based Units would vest if EQT achieved specified levels of return on investment at the time of (i) a change in control, (ii) a reduction in holdings of the Company by EQT to 10% or less following an IPO or (iii) certain distributions to EQT. There were also certain grant agreements for the Class B Units that were entirely comprised of Time-based Units. Upon vesting, the holder of Class B Units received a right to a fractional portion of the profits and distributions of the parent in excess of a “participation threshold” determined in accordance with the EQT limited partnership agreement.

In addition to the performance conditions above, the Chief Executive Officer’s performance-based Class B Units also vested if the aggregate value attributable to the IPO equaled or exceeded an amount equivalent to the return on investment performance targets.

As of June 30, 2020, 5,508,785 Class B Units were issued and outstanding to Company employees. The Company granted 156,332 units and recorded actual forfeitures of 76,745 units during the six months ended June 30, 2020.

The fair value of the Time-based Units that vested solely upon continued employment was measured at the grant date and was recognized as cost over the employee’s requisite service period, which was generally five years. The expense related to the vesting of the Time-based Units was recorded on the Company’s books because the Company directly benefited from the services provided by Class B Unit holders. The Company recorded compensation expense related to the Class B Units of $567 and $1,105 for the three and six months ended June 30, 2020.

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

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2020	5,941,693	$23.00
Granted	—	—
Vested	(548,008)	23.00
Forfeited	(129,327)	23.00
Non-vested restricted stock as of June 30, 2021	5,264,358	$23.00

The Company did not authorize or issue any restricted stock during the six-month period ended June 30, 2021.

Equity-based compensation expense related to the restricted stock exchanged for Performance-based Class B Units was $2,983 and $7,025 for the three and six months ended June 30, 2021, respectively. At June 30, 2021, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $18,116, which is expected to be recognized over a weighted-average period of 27 months.

Equity-based compensation expense related to the restricted stock exchanged for Time-based Class B Units were $754 and $1,531 for the three and six months ended June 30, 2021, respectively. At June 30, 2021, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $7,936, which is expected to be recognized over a weighted-average period of 38 months.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2020	30,052	$23.00
Granted	939,863	27.39
Vested	(24,728)	23.00
Forfeited	(30,050)	26.53
Non-vested RSUs as of June 30, 2021	915,137	$27.39

The number of RSUs vested includes 10,003 shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Equity-based compensation expense related to the RSUs was $2,202 and $2,534 for three and six months ended June 30, 2021, respectively. At June 30, 2021, the total unrecognized equity-based compensation expense related to outstanding RSUs was $23,027, which is expected to be recognized over a weighted-average period of 32 months.

Performance Stock Units

Performance stock units (“PSUs”) are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds including year over year revenue growth and unlevered free cash flow growth.

Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. The following table presents a summary of activity on the PSUs for the period ended June 30, 2021.

A summary of the Company’s PSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested PSUs as of December 31, 2020	—	$—
Granted	374,645	27.02
Vested	—	—
Forfeited	(11,905)	27.45
Non-vested PSUs as of June 30, 2021	362,740	$27.01

Equity-based compensation expense related to the PSUs was $1,591 for both the three and six months ended June 30, 2021. At June 30, 2021, the total unrecognized equity-based compensation expense related to outstanding PSUs was $8,206, which is expected to be recognized over a weighted-average period of 21 months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive (loss) income for each period presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Cost of revenues	$1,456	$59	$2,296	$98
Sales and marketing	636	33	1,034	65
Research and development	615	33	1,014	63
General and administrative expenses	4,823	442	8,337	879
Total	$7,530	$567	$12,681	$1,105

9.	Segment Data

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

The following table summarizes revenue by geographic area for the three and six months ended June 30, 2021 and 2020:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Revenue(1):
Americas	$49,109	$47,183	$95,683	$90,277
EMEA	13,689	9,062	27,915	19,922
Asia Pac	7,298	4,878	13,216	8,373
Total	$70,096	$61,123	$136,814	$118,572
(1)	Revenue is attributable to the countries based on the location of the customer.

10.	Income Taxes

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

The Company's global ETR for the three and six months ended June 30, 2021 and 2020 were (103)%, 1,131%, 57%, and 53%, respectively, including discrete tax items. The current year increase in the ETR was principally due to the combined effect of the discrete tax effect of certain prior period swap losses that are required to be excluded from the EAETR calculation and the near break-even operating results, which resulted in a significant variation in the customary relationship between income tax expense and pre-tax book income.

11.	Earnings (loss) per Share

Earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted- average number of common shares outstanding during the period. Diluted earnings per common share considers potentially dilutive securities outstanding during the period.

Basic and diluted earnings per share is computed by dividing net income by the weighted-average common shares outstanding:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(2,857)	$2,777	$(1,805)	$3,823
Denominator:
Basic weighted average common shares outstanding	147,485,566	132,407,786	147,323,724	132,407,786
Effects of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	147,485,566	132,407,786	147,323,724	132,407,786
Earnings (loss) per share:
Basic	$(0.02)	$0.02	$(0.01)	$0.03
Diluted	$(0.02)	$0.02	$(0.01)	$0.03

Subsequent

1212.

12

12. Subsequent Events

On August 2, 2021, Certara, Inc. entered into a merger agreement (the “Merger Agreement”) with Pinnacle 21, LLC (“Pinnacle”), a company that develops advanced software for standards-based data management for regulatory submissions.  Pursuant to the Merger Agreement, a subsidiary of Certara will merge with Pinnacle, and the equity holders of Pinnacle will receive consideration of $250,000 cash and $60,000 worth of restricted common stock of Certara, Inc.  We expect to close the transaction following receipt of all necessary regulatory approvals, which we anticipate will occur early in the fourth quarter.

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

Secondary Public Offering

On March 29, 2021, the Company completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of its common stock, including an additional 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.  The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.  The Company incurred cost of $1.1 million in relation to the secondary public offering.

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

●	Bookings: Our new bookings represent a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.

●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	2021		2020
	Q1	Q2	Q1	Q2

Bookings (in millions)	$81.9	75.1	$61.0	70.1
Renewal Rate	92%	90%	92%	96%

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

Impact of COVID-19

The continued spread of COVID-19 may adversely impact our business, financial condition or results of operations as a result of increased costs, negative impacts to our healthy workforce or a sustained economic downturn. The extent to which the COVID-19 pandemic may impact our business in the future is highly uncertain and cannot be predicted. In addition, a recession or a prolonged period of depressed economic activity related to COVID-19 and measures taken to mitigate its spread could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2021, there have been no material adverse impacts on the Company’s financial condition, results of operations or cash flows.

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

Adjusted EBITDA is a non-GAAP measure and is presented for supplemental purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. Adjusted EBITDA has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use this measure and may calculate it differently than as presented on this report, limiting the usefulness as a comparative measure.

The following table reconciles Net income (loss) to Adjusted EBITDA:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net (loss) income(a)	$(2,857)	$2,777	$(1,805)	$3,823
Interest expense(a)	6,332	7,023	10,260	13,881
Interest income(a)	(100)	(13)	(171)	(24)
Provision for income taxes(a)	1,453	3,725	1,980	4,346
Depreciation and amortization expense(a)	552	669	1,154	1,222
Intangible asset amortization(a)	10,125	9,918	20,227	19,848
Currency gain (loss)(a)	164	55	356	(227)
Equity-based compensation expense(b)	7,530	567	12,681	1,105
Acquisition-related expenses(c)	556	494	2,152	949
Transaction-related expenses(d)	937	—	1,622	—
Severance expense(e)	—	16	—	211
Reorganization expense(f)	—	102	—	107
Loss on disposal of fixed assets(g)	282	—	282	—
Executive recruiting expense(h)	327	—	327	—
First-year Sarbanes-Oxley implementation costs(i)	233	—	340	—
Adjusted EBITDA	$25,534	$25,333	$49,405	$45,241

The following table reconciles Net income (loss) to Adjusted Net Income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net (loss) income(a)	$(2,857)	$2,777	$(1,805)	$3,823
Currency gain (loss)(a)	164	55	356	(227)
Equity-based compensation expense(b)	7,530	567	12,681	1,105
Acquisition-related expenses(c)	556	494	2,152	949
Transaction-related expenses(d)	937	—	1,622	—
Severance expense(e)	—	16	—	211
Reorganization expense(f)	—	102	—	107
Loss on disposal of fixed assets(g)	282	—	282	—
Executive recruiting expense(h)	327	—	327	—
First-year Sarbanes-Oxley implementation costs(i)	233	—	340	—
Income tax expense impact of adjustments(j)	(1,594)	(162)	(2,346)	(265)
Adjusted Net Income	$5,578	$3,849	$13,609	$5,703

The following table reconciles Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

			(in thousands)
Diluted earnings per share(a)	$(0.02)	$0.02	$(0.01)	$0.03
Currency gain (loss)(a)	—	—	—	—
Equity-based compensation expense(b)	0.05	—	0.08	0.01
Acquisition-related expenses(c)	—	—	0.01	—
Transaction-related expenses(d)	0.01	—	0.02	—
Severance expense(e)	—	—	—	—
Reorganization expense(f)	—	—	—	—
Loss on disposal of fixed assets(g)	—	—	—	—
Executive recruiting expense(h)	—	—	—	—
First-year Sarbanes-Oxley implementation costs(i)	—	—	—	—
Income tax expense impact of adjustments(j)	(0.01)	—	(0.01)	—
Adjusted Diluted Earnings Per Share	$0.03	$0.02	$0.09	$0.04

Diluted weighted average common shares outstanding	147,485,566	132,407,786	147,323,724	132,407,786
Effect of potentially dilutive shares outstanding (k)	4,979,042	—	4,952,002	—
Diluted weighted average common shares outstanding	152,464,608	132,407,786	152,275,726	132,407,786
(a)	Represents amounts as determined under GAAP.
(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(d)	Represents costs associated with directly expensed costs from the secondary offerings and debt modification.
(e)	Represents charges for severance provided to former executives and non-executives.
(f)	Represents expense related to reorganization, including legal entity reorganization.
(g)	Represents the gain/loss related to disposal of fixed assets.
(h)	Represents recruiting and relocation expenses related to hiring senior executives.
(i)	Represents the first year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act in 2021.
(j)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(k)	Represents potentially dilutive shares that were excluded from the Company's GAAP diluted weighted average common shares outstanding because the Company had a reported net loss and therefore including these shares would have been anti-dilutive.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:
●	Software licenses: We recognize revenue for software license fees up front, upon delivery of the software license.
●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid up front that is not recognized in the current period is included in deferred revenue in our consolidated balance sheet until earned.
●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.
●	Services. Our services business generates revenues primarily from technology-enabled services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over the time services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.

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

Operating Expenses

●	Sales and Marketing. Sales and marketing expense consists primarily of employee-related expenses, sales commissions, brand development, advertising, travel-related expenses and industry conferences and events. We plan to continue to invest in sales and marketing to increase penetration of our existing client base and expand to new clients.
●	Research and Development. R&D expense accounts for a significant portion of our operating expenses. We recognize expenses as incurred. Research and development expenses consist primarily of employee-related expenses, third-party consulting, allocated software costs and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.
●	General and Administrative. General and administrative expense consists of personnel-related expenses associated with our executive, legal, finance, human resources, information technology, and other administrative functions, including salaries, benefits, bonuses, and equity-based compensation. General and administrative expense also includes professional fees for external legal, accounting and other consulting services, allocated overhead costs, and other general operating expenses.

We expect to increase the size of our general and administrative staff to support the anticipated growth of our business. As a public company, we expect to incur significant expenses on an ongoing basis that we did not incur as a private company.  Those costs include additional director and officer liability insurance expense, as well as third-party and internal resources related to accounting, auditing, SOX compliance, legal, and investor and public relations expenses.  As a result, we expect the amount of our general and administrative expense to increase for the foreseeable future. Excluding public company expenses, we expect general and administrative expense to grow at a rate lower than revenues.

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

On June 7, 2021, the Company completed a transaction which qualified as a business combination. The business combination was not material to our condensed consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $7.4 million and $4.7 million of the purchase price was assigned to customer relationships and goodwill, respectively.

Results of Operations

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020.

Three Months Ended June 30, 2021 Versus Three Months Ended June 30, 2020

The following table summarizes our unaudited statements of operations data for the three months ended June 30, 2021 and 2020:

Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Software	$20,112	$17,947	$2,165	12%
Services	49,984	43,176	6,808	16%
Total revenues	$70,096	$61,123	$8,973	15%

Revenues increased $9.0 million, or 15%, to $70.1 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in revenues was due to growth in both our services and software product offerings, primarily related to client expansions in both our technology-enabled service product lines and software.

Software revenue increased by $2.2 million, or 12%, to $20.1 million for the three months ended June 30, 2021 as compared to the same period in 2020, driven primarily by growth in renewal of software subscriptions of 10%, or $1.5 million. The remaining increase was primarily due to growth in the subscription products from new clients.

Services revenue increased by $6.8 million, or 16%, to $50.0 million for the three months ended June 30, 2021 as compared to the same period in 2020, driven by growth in our technology-enabled services, primarily in biosimulation offerings.

Cost of Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Cost of revenues	$27,542	$20,647	$6,895	33%

Cost of revenues increased by $6.9 million, or 33%, to $27.5 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily due to a $3.9 million increase in employee-related costs resulting from head count growth and a $1.4 million increase in stock-based compensation costs. The remaining increase is primarily due to consulting costs.

Sales and Marketing Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Sales and marketing	$4,589	$2,729	$1,860	68%
% of total revenues	7%	4%

Sales and marketing expenses increased by $1.9 million, or 68%, to $4.6 million for the three months ended June 30, 2021 as compared to the same period in 2020. Sales and marketing expenses increased primarily due to a $1.1 million increase in employee-related costs resulting from head count growth and a $0.6 million increase in stock-based compensation costs.

Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Research and development	$4,626	$2,969	$1,657	56%
% of total revenues	7%	5%

Research and development expenses increased by $1.7 million, or 56%, to $4.6 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in R&D expenses was primarily due to a $1.3 million net increases in employee-related costs resulting from head count growth and a $0.5 million increase in stock-based compensation costs. The increase was partially offset by higher R&D credits and decrease in consulting costs.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
General and administrative	$18,034	$11,181	$6,853	61%
% of total revenues	26%	18%

General and administrative expenses increased by $6.9 million, or 61%, to $18.0 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in general and administrative expenses was primarily due to a $4.4 million increase in stock-based compensation costs, $0.7 million increase in insurance expenses, and $0.5 million increase in business acquisition cost. The remaining increases are primarily due to increases in secondary offering costs.  and public company costs. The increases were partially offset by decreases in consulting related costs.

Intangible Asset Amortization

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Intangible asset amortization	$9,479	$9,323	$156	2%
% of total revenues	14%	15%

Intangible asset amortization expense increased by $0.2 million, or 2%, to $9.5 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in intangible asset amortization expense is due to increased capitalized software development costs.

Depreciation and Amortization Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Depreciation and amortization	$552	$669	$(117)	(17)%
% of total revenues	1%	1%

Depreciation and amortization expense decreased $0.1 million for the three months ended June 30, 2021 as compared to the same period in 2020. The decrease was primarily due to decrease in depreciation from computer equipment and lease improvement for the three months ended June 30, 2021 as compared to the same period in 2020.

Interest Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Interest expense	$6,332	$7,023	$(691)	(10)%
% of total revenues	9%	11%

Interest expense decreased $0.7 million, or 10%, to $6.3 million for the three months ended June 30, 2021 as compared to the same period in 2020. The decrease in interest expense was primarily due to lower average outstanding principal balances on our credit facilities in the second quarter of 2021 compared to the same period in 2020. The decrease in interest expense was partially offset by interest expense reclassed in from other comprehensive income due to hedge ineffectiveness.

Miscellaneous, net

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Miscellaneous, net	$346	$80	$266	333%
% of total revenues	0%	0%

Miscellaneous expense was $0.3 million for the three months ended June 30, 2021 as compared to miscellaneous expenses of $0.1 million for the same period in 2020. The change was primarily due to $0.3 million loss on disposal of fixed assets.

Provision for Income Taxes

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Provision for income taxes	$1,453	$3,725	$(2,272)	(61)%
Effective income tax rate	(103)%	57%

Our income tax expense was $1.5 million, resulting in an effective income tax rate of (103) % for the three months ended June 30, 2021 as compared to income tax expense of $3.7 million, or an effective income tax rate of 57%, for the same period in 2020. Our income tax expense for the three months ended June 30, 2021 was primarily due to the discrete tax effect of certain prior period swap losses that are required to be excluded from the EAETR calculation, thereby resulting in the tax benefit from such losses being measured at the statutory tax rate, which is much lower than the EAETR applied to all other components of pre-tax book income. Our income tax expense for the three months ended June 30, 2020 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, the effects of tax elections made for U.K. earnings, the relative mix of domestic and international earnings and discrete tax items.

Net Income (loss)

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Net income (loss)	$(2,857)	$2,777	$(5,634)	(203)%

Net loss was $2.9 million for the three months ended June 30, 2021 as compared to net income of $2.8 million for the same period in 2020. The loss was primarily due to $7.0 million increase in stock based compensation expense for the  three months ended June 30, 2021 compared to the same period last year.

Six Months Ended June 30, 2021 Versus Six Months Ended June 30, 2020

The following table summarizes our unaudited statements of operations data for the six months ended June 30, 2021 and 2020:

Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Software	$42,016	$38,208	$3,808	10%
Services	94,798	80,364	14,434	18%
Total revenues	$136,814	$118,572	$18,242	15%

Revenues increased $18.2 million, or 15%, to $136.8 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in revenues was due to growth in both our services and software product offerings, primarily related to client expansions in both our technology-enabled service product lines and software.

Software revenue increased by $3.8 million, or 10%, to $42.0 million for the six months ended June 30, 2021 as compared to the same period in 2020, driven primarily by growth in our renewal subscriptions revenue of 10%, or $3.0 million. The remaining increase is primarily due to growth in the subscriptions products from new clients.

Services revenue increased by $14.4 million, or 18%, to $94.8 million for the six months ended June 30, 2021 as compared to the same period in 2020, driven by growth in our technology-enabled services, primarily in biosimulation offerings.

Cost of Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Cost of revenues	$53,558	$42,830	$10,728	25%

Cost of revenues increased by $10.7 million, or 25%, to $53.6 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily due to a $6.4 million increase in employee-related costs resulting from head count growth and a $2.2 million increase in stock-based compensation costs. The remaining increase is primarily due to increase in consulting costs.

Sales and Marketing Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Sales and marketing	$8,341	$5,667	$2,674	47%
% of total revenues	6%	5%

Sales and marketing expenses increased by $2.7 million, or 47%, to $8.3 million for the six months ended June 30, 2021 as compared to the same period in 2020. Sales and marketing expenses increased primarily due to a $1.8 million increase in employee-related costs resulting from head count growth and a $1.0 million increase in stock-based compensation costs, partially offset by decreases in travel related costs, marketing costs.

Research and Development Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Research and development	$9,332	$5,844	$3,488	60%
% of total revenues	7%	5%

Research and development expenses increased by $3.5 million, or 60%, to $9.3 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in R&D expenses was primarily due to a $2.1 million net increases in employee-related costs resulting from head count growth and a $0.9 million increase in stock-based compensation costs. The remaining increases are primarily due to lower software capitalization. The increase was partially offset by higher R&D credits.

General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
General and administrative	$34,596	$22,722	$11,874	52%
% of total revenues	25%	19%

General and administrative expenses increased by $11.9 million, or 52%, to $34.6 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in general and administrative expenses was primarily due to a $7.4 million increase in stock-based compensation costs. The remaining increases are due to increases in secondary offering costs, acquisition related costs, employee related costs, D&O insurance and public company costs. The increases were partially offset by decreases in restructuring, reorganization, consulting travel related costs, office supplies and facilities costs.

Intangible Asset Amortization Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Intangible asset amortization	$18,935	$18,682	$253	1%
% of total revenues	14%	16%

Intangible asset amortization expense increased by $0.3 million, or 1%, to $18.9 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in intangible asset amortization expense is due to increased capitalized software development costs.

Depreciation and Amortization Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Depreciation and amortization	$1,154	$1,222	$(68)	(6)%
% of total revenues	1%	1%

Depreciation and amortization expense of $1.2 million was relatively flat for the six months ended June 30, 2021 as compared to the same period in 2020.

Interest Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Interest expense	$10,260	$13,881	$(3,621)	(26)%
% of total revenues	7%	12%

Interest expense decreased by $3.6 million, or 26%, to $10.3 million for the six months ended June 30, 2021 as compared to the same period in 2020. The decrease in interest expense was primarily due to lower average outstanding principal balances on our credit facilities in the first six months of 2021 compared to the same period in 2020. The decrease in interest expense was partially offset by interest expense reclassed in from other comprehensive income due to hedge ineffectiveness.

Miscellaneous, net

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Miscellaneous, net	$463	$(445)	$908	(204)%
% of total revenues	0%	(0)%

Miscellaneous expense, net increased by $0.9 million for the six months ended June 30, 2021 as compared for the same period in 2020. The increase was primarily due to loss from foreign currency exchange rate fluctuations and loss from disposal of fixed assets.

Provision for Income Taxes

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Provision for income taxes	$1,980	$4,346	$(2,366)	(54)%
Effective income tax rate	1,131%	53%

Our income tax expense was $2.0 million, resulting in an effective income tax rate of 1,131% for the six months ended June 30, 2021 as compared to income tax expense of $4.3 million, or an effective income tax rate of 53%, for the same period in 2020. Our income tax expense for the six months ended June 30, 2021 was primarily due to the discrete tax effect of certain prior period swap losses that are required to be excluded from the EAETR calculation, thereby resulting in the tax benefit from such losses being measured at the statutory tax rate, which is much lower than the EAETR applied to all other components of pre-tax book income. Our income tax expense for the six months ended June 30, 2020 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, the effects of tax elections made for U.K. earnings, the relative mix of domestic and international earnings and discrete tax items.

Net Income (loss)

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Net income (loss)	$(1,805)	$3,823	$(5,628)	(147)%

Net loss was $1.8 million for the six months ended June 30, 2021 as compared to net income of $3.8 million for the same period in 2020. The loss was primarily due to $11.6 million increase in stock based compensation expense for the first six months of 2021 compared to the same period last year. The expense increase was partially offset by increased gross profits.

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

As of June 30, 2021, we had cash and cash equivalents $267.8 million, of which $30.6 million represents cash and cash equivalents held outside of the United States.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	SIX MONTHS ENDED JUNE 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$19,556	$16,641
Net cash used in investing activities	(17,999)	(5,241)
Net cash provided by (used in) financing activities	(5,165)	17,186
Effect due to foreign exchange rate changes on cash, cash equivalents, and restricted cash	(88)	1,005
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,696)	$29,591
Cash paid for interest	$7,114	$13,160
Cash paid for income taxes	$4,420	$5,081

Operating Activities

During the six months ended June 30, 2021, operating activities provided approximately $19.6 million of cash and cash equivalents, primarily resulting from net loss of $1.8 million adjusted by $35.4 million of non-cash operating expenses inclusive of depreciation and amortization, amortization of debt issuance costs, provision for doubtful accounts, loss on retirement of assets, equity-based compensation costs, unrealized loss on hedge and deferred income taxes. Changes in our operating assets and liabilities used cash and cash equivalents of approximately $14.1million primarily due to payments of  interest, taxes, accrued bonuses and other operational payments related to business acquisition.

During the six months ended June 30, 2020, operating activities provided approximately $16.6 million of cash and cash equivalents, primarily resulting from net income of $3.8 million, adjusted by $24.8 million of non-cash operating expenses inclusive of depreciation and amortization, amortization of debt issuance costs, equity-based compensation costs and deferred income taxes. Changes in our operating assets and liabilities used cash and cash equivalents of approximately $12.0 million.

Investing Activities

During the six months ended June 30, 2021, investing activities used approximately $18.0 million of cash, primarily for investing in business acquisitions, capitalized software development, and capital expenditures to support our growth.

During the six months ended June 30, 2020, investing activities used approximately $5.2 million of cash, primarily for investing in capitalized software development, business acquisition, and capital expenditures to support our growth.

Financing Activities

During the six months ended June 30, 2021, financing activities used approximately $5.2 million of cash, primarily attributable to payments on long-term debt and capital lease obligations as well as payments related to the cost of debt modification.

During the six months ended June 30, 2020, financing activities provided approximately $17.2 million of cash, primarily due to proceeds from borrowings on our line of credit, partially offset by payments on long-term debt and capital lease obligations.

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

Indebtedness

We are a party to a Credit Agreement that originally provided for a $250.0 million senior secured term loan and commitments under a revolving credit facility in an aggregate principal amount of $20.0 million, with a sub-commitment for issuance of letters of credit of $10.0 million. The loans were originally scheduled to mature on August 14, 2024, with respect to the term loan thereunder, and August 14, 2022, with respect to the revolving credit facility thereunder.

In January 2018, we and the lenders amended the Credit Agreement to add incremental term loans in the amount of $25.0 million to be used for our general corporate purposes. Additionally, in April 2018, we and the lender amended the Credit Agreement to (i) add incremental term loans in the amount of $40.0 million to be used for our general corporate purposes and (ii) provide a reduction of 50 basis points in the margin under the term loan. The terms of such incremental term loans were the same as the terms of our existing term loans, including in respect of maturity, and are considered an increase in the aggregate principal amount of the existing term loans outstanding under the Credit Agreement and are part of the existing term loan.

We entered into a third restated and amended loan agreement on June 17, 2021 (“Third Amendment”), which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments under the Credit Agreement to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80.0 million in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100.0 million).  The term loan under the Third Amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contain various financial and nonfinancial covenants.

Borrowings under the Credit Agreement currently bear interest at a rate per annum equal to either (i) the Eurocurrency rate, with a floor of 0.00%, as adjusted for the reserve percentage required under regulations issued by the Federal Reserve Board for determining maximum reserve requirements with respect to Eurocurrency funding, plus an applicable margin rate of 3.50% for the term loan and between 4.00% and 3.50% for revolving credit loans, depending on the applicable first lien leverage ratio, (ii) an alternative base rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.50% for the term loan or between 3.00% and 2.50% for revolving credit loans, depending on the applicable first lien leverage ratio (with the ABR determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%), and (iii) the Eurocurrency rate plus 1.00%.

Additionally, we are obligated to pay under the revolving credit facility (i) a commitment fee of between 0.50% and 0.25% per annum of the unused amount of the revolving credit facility, depending on the applicable first lien leverage ratio, (ii) customary letter of credit issuance and participation fees, and (iii) other customary fees and expenses of the letter of credit issuers.

All obligations under the Credit Agreement are unconditionally guaranteed by our wholly owned direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors.

As of June 30, 2021, we had $302.0 million of outstanding borrowings on the term loan, and $99.9 million of availability under the revolving credit facility, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of June 30, 2021, we were in compliance with the covenants of each of the Credit Agreement.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2021 from those disclosed in our Annual Report on Form 10-K, except for payment made in the ordinary course of business.

Income Taxes

We recorded income tax expense of $1.5 million and $2.0 million for the three and six months ended June 30, 2021, respectively, and income tax expense of $3.7 million and $4.3 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, we had federal and state NOLs of approximately $3.3 million and $3.0 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2036 and 2029 and 2038, respectively. We had federal and state R&D tax credit carryforwards of approximately $2.3 million and $0.6 million, respectively, to offset future income taxes, which expire between 2024 and 2040. We also had foreign tax credits of approximately $12.5 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $16.1 million which expire starting in 2022, foreign research and development credits of $2.5 million which expire between 2029 and 2030, and Canadian investment tax credits of approximately $2.7 million which expire between 2030 and 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, “Income Taxes”, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, R&D credit carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $16.7 million was recorded at December 31, 2020. As of June 30, 2021, the valuation allowance remained unchanged from December 31, 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any material off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on 2020 Form 10-K for the year ended December 31, 2020. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Amended and Restated Bylaws of Certara, Inc.	S-8	333-251368	4.2	12/15/2020
10.1	Form of Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CERTARA, INC.

Date: August 6, 2021	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2021	By:	/s/ M. Andrew Schemick
	Name:	M. Andrew Schemick
	Title:	Chief Financial Officer (Principal Financial Officer)