Form 10-Q
period 2021-09-30
Certara, Inc.
filed 2021-11-09
CIK 1827090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, the registrant had 159,679,485 shares of common stock, par value $0.01 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

●	ability to compete within our market;
●	any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery;
●	changes or delays in government regulation relating to the biopharmaceutical industry;
●	increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
●	trends in research and development (“R&D”) spending, the use of third parties by biopharmaceutical companies and a shift toward more R&D occurring at smaller biotechnology companies;
●	consolidation within the biopharmaceutical industry;
●	reduction in the use of our products by academic institutions;
●	pricing pressures due to increased customer utilization of our products;
●	our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
●	the occurrence of natural disasters and epidemic diseases, such as the recent COVID-19 pandemic;
●	any delays or defects in our release of new or enhanced software or other biosimulation tools;
●	failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
●	our ability to accurately estimate costs associated with our fixed-fee contracts;
●	our ability to retain key personnel or recruit additional qualified personnel;
●	risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
●	our ability to sustain recent growth rates;
●	any future acquisitions and our ability to successfully integrate such acquisitions;
●	the accuracy of our addressable market estimates;
●	the length and unpredictability of our software and service sales cycles;
●	our ability to successfully operate a global business;
●	our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;
●	risks related to litigation against us;
●	the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;
●	our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;

●	the loss of more than one of our major customers;
●	our future capital needs;
●	the ability or inability of our bookings to accurately predict our future revenue and our ability to realize the anticipated revenue reflected in our backlog;
●	any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
●	our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
●	our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
●	any breach of our security measures or unauthorized access to customer data;
●	our ability to comply with applicable privacy and data security laws;
●	our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
●	any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
●	our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
●	any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
●	any impairment of goodwill or other intangible assets;
●	our ability to use our net operating losses (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
●	the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
●	any inability to design, implement, and maintain effective internal controls when required by law;
●	the costs and management time associated with operating as a publicly traded company; and
●	the other factors described elsewhere in this Quarterly Report on Form 10-Q or as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or as described in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

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

CERTARA, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$416,850	$271,382
Accounts receivable, net of allowance for doubtful accounts of $170 and $132, respectively	62,859	54,091
Restricted cash	1,108	1,909
Prepaid expenses and other current assets	24,032	19,202
Total current assets	504,849	346,584
Other assets:
Property and equipment, net	3,005	3,872
Long-term deposits	1,145	1,163
Goodwill	522,814	518,592
Intangible assets, net of accumulated amortization of $156,870 and $127,172, respectively	378,985	396,445
Other long-term assets	1,075	—
Deferred income taxes	2,916	2,744
Total assets	$1,414,789	$1,269,400
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,260	$6,394
Accrued expenses	25,266	30,729
Current portion of deferred revenue	27,987	30,662
Current portion of interest rate swap liability	1,813	2,605
Current portion of long-term debt	3,020	4,680
Current portion of capital lease obligations	288	275
Total current liabilities	69,634	75,345
Long-term liabilities:
Capital lease obligations, net of current portion	100	318
Deferred revenue, net of current portion	1,233	545
Deferred income taxes	79,633	75,894
Long-term portion of interest rate swap liability	—	1,066
Long-term debt, net of current portion and debt discount	292,183	294,100
Other long-term liabilities	686	—
Total liabilities	443,469	447,268
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 157,353,191 and 152,979,479 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,574	1,529
Additional paid-in capital	1,038,581	884,528
Accumulated deficit	(65,905)	(62,338)
Accumulated other comprehensive loss	(2,930)	(1,587)
Total stockholders’ equity	971,320	822,132
Total liabilities and stockholders’ equity	$1,414,789	$1,269,400

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

(LOSS) INCOME

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020	2021	2020
Revenues	$73,944	$60,317	$210,758	$178,889
Cost of revenues	28,769	23,030	82,327	65,860
Operating expenses:
Sales and marketing	5,082	3,106	13,423	8,773
Research and development	4,530	3,295	13,862	9,139
General and administrative	26,199	13,403	60,795	36,125
Intangible asset amortization	9,592	9,374	28,527	28,056
Depreciation and amortization expense	533	614	1,687	1,836
Total operating expenses	45,936	29,792	118,294	83,929
(Loss) income from operations	(761)	7,495	10,137	29,100
Other income (expenses):
Interest expense	(3,289)	(5,929)	(13,549)	(19,810)
Miscellaneous, net	657	11	194	456
Total other (expenses)	(2,632)	(5,918)	(13,355)	(19,354)
(Loss) income before income taxes	(3,393)	1,577	(3,218)	9,746
(Benefit) provision of income taxes	(1,631)	350	349	4,696
Net (loss) income	(1,762)	1,227	(3,567)	5,050
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,798)	3,403	(4,041)	513
Change in fair value of interest rate swap, net of tax $(16), $97, $145, and $(488)	(47)	311	430	(1,530)
Reclassification of fair value of interest rate swap, net of tax of $0, $0, $(765), and $0	—	—	2,268	—
Total other comprehensive (loss) income	(2,845)	3,714	(1,343)	(1,017)
Comprehensive (loss) income	$(4,607)	$4,941	$(4,910)	$4,033

Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.01	$(0.02)	$0.04
Diluted	$(0.01)	$0.01	$(0.02)	$0.04
Weighted average common shares outstanding:
Basic	149,016,609	132,407,786	147,894,227	132,407,786
Diluted	149,016,609	132,407,786	147,894,227	132,407,786

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
					OTHER	TOTAL
(IN THOUSANDS,	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	EQUITY
Balance as of June 30, 2021	152,864,921	$1,529	$897,209	$(64,143)	$(85)	$834,510
Equity compensation	—	—	8,165	—	—	8,165
Stock offerings	4,500,000	45	133,306	—	—	133,351
Restricted stock forfeiture	(11,730)	—	—	—	—	—
Restricted stock unit shares withheld for employee taxes	—	—	(99)	—	—	(99)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(47)	(47)
Net loss	—	—	—	(1,762)	—	(1,762)
Foreign currency translation adjustment	—	—	—	—	(2,798)	(2,798)
Balance as of September 30, 2021	157,353,191	$1,574	$1,038,581	$(65,905)	$(2,930)	$971,320

Balance as of December 31, 2020	152,979,479	$1,529	$884,528	$(62,338)	$(1,587)	$822,132
Equity compensation	—	—	20,846	—	—	20,846
Stock offerings	4,500,000	45	133,306	—	—	133,351
Shares issued for employee share-based compensation awards	14,769	—	—	—	—	—
Restricted stock forfeiture	(141,057)	—	—	—	—	—
Restricted stock unit shares withheld for employee taxes	—	—	(99)	—	—	(99)
Change in fair value from interest rate swap, net of tax	—	—	—	—	430	430
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	2,268
Net loss	—	—	—	(3,567)	—	(3,567)
Foreign currency translation adjustment	—	—	—	—	(4,041)	(4,041)
Balance as of September 30, 2021	157,353,191	$1,574	$1,038,581	$(65,905)	$(2,930)	$971,320

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
					OTHER	TOTAL
(IN THOUSANDS,	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	EQUITY
Balance as of June 30, 2020	132,407,786	$1,324	$510,212	$(9,118)	$(10,228)	$492,190
Equity compensation	—	—	1,181	—	—	1,181
Repurchase of Parent Class B units	—	—	(1,024)	—	—	(1,024)
Capital contribution	—	—	250	—	—	250
Change in fair value of interest rate swap, net of tax	—	—	—	—	311	311
Net income	—	—	—	1,227	—	1,227
Foreign currency translation adjustment	—	—	—	—	3,403	3,403
Balance as of September 30, 2020	132,407,786	$1,324	$510,619	$(7,891)	$(6,514)	497,538

Balance as of December 31, 2019	132,407,786	$1,324	$509,162	$(12,941)	$(5,497)	$492,048
Equity compensation	—	—	2,286	—	—	2,286
Repurchase of Parent Class B units	—	—	(1,079)	—	—	(1,079)
Capital contribution	—	—	250	—	—	250
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,530)	(1,530)
Net income	—	—	—	5,050	—	5,050
Foreign currency translation adjustment	—	—	—	—	513	513
Balance as of September 30, 2020	132,407,786	$1,324	$510,619	$(7,891)	$(6,514)	$497,538

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)	2021	2020
Cash flows from operating activities:
Net (loss) income	$(3,567)	$5,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,687	1,836
Amortization of intangible assets	30,435	29,804
Amortization of debt issuance costs	1,144	1,142
Provision for doubtful accounts	39	31
Loss on retirement of assets	304	9
Equity-based compensation expense	20,846	2,286
Unrealized loss on interest rate swap	1,750	—
Deferred income taxes	1,796	1,263
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,148)	1,565
Prepaid expenses and other assets	(5,504)	(8,610)
Accounts payable and other liabilities	(1,650)	(1,658)
Deferred revenues	(1,575)	(589)
Net cash provided by operating activities	39,557	32,129
Cash flows from investing activities:
Capital expenditures	(995)	(782)
Capitalized development costs	(5,490)	(5,752)
Business acquisitions, net of cash acquired	(14,114)	(675)
Net cash used in investing activities	(20,599)	(7,209)
Cash flows from financing activities:
Capital contributions	—	250
Unit repurchase	—	(1,079)
Net proceeds from public offering of common stock	133,351	—
Proceeds from borrowings on long-term debt	89	—
Payments on long-term debt and capital lease obligations	(3,147)	(23,511)
Payments on financing component of interest rate swap	(216)	—
Proceeds from line of credit	—	19,880
Payment of taxes on shares withheld for employee taxes	(100)	—
Payment of debt issuance costs	(2,942)	—
Proceeds from borrowings from affiliate	—	237
Payments on line of credit	—	(19,880)
Net cash provided by (used in) financing activities	127,035	(24,103)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(1,326)	1,170
Net increase in cash and cash equivalents, and restricted cash	144,667	1,987
Cash and cash equivalents, and restricted cash, at beginning of period	273,291	29,762
Cash and cash equivalents, and restricted cash, at end of period	$417,958	$31,749
Supplemental disclosures of cash flow information
Cash paid for interest	$10,671	$21,077
Cash paid for taxes	$6,744	$6,675
Supplemental schedule of non-cash investing and financing activities
Liabilities assumed in connection with business acquisition	$1,912	$—
Capital lease	$—	$831
Deferred offering costs, accrued but not paid	$—	$1,430

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

The Company is an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, Emerging Growth Companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an Emerging Growth Company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below reflect this election. As of June 30, 2021, the last business day of the Company’s second fiscal quarter, the Company had a public float above the threshold to be deemed to be a large accelerated filer. In addition, the Company will have been a public company for at least 12 months subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act at December 31, 2021. Therefore, the Company expects to cease to be an Emerging Growth Company as of December 31, 2021. As a result, as of December 31, 2021 the Company will no longer qualify for the extended tranition period for adoption of new or revised accounting standards discussed above, will be subject to shortened filing timelines, and required to include an attestation of the Company’s internal control over financial reporting by its independent auditors in its Annual Report on Form 10-K.

(b)   Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive (loss) income  for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related interim disclosures are unaudited.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those guidance. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2020 audited consolidated financial statements and notes thereto. The information as of December 31, 2020 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to the approach for calculating income taxes in an interim period and to the recognition of deferred tax liabilities for outside basis differences for certain investments. The Company adopted this guidance on January 1, 2021 on a prospective basis. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.

(d)	Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In its April 2020 meeting, the FASB deferred the effective date for ASC 842 for private companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Upon losing EGC status as of December 31, 2021, the Company will adopt this guidance and is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. Per ASU 2019-10 issued in November 2019, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for private companies. Early adoption is permitted. Upon losing EGC status as of December 31, 2021, the Company will adopt this guidance and is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. This standard will be effective for a private company (and thus, for those adopting exemption for Emerging Growth Companies) beginning in the first quarter of fiscal year 2022 and is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Upon losing EGC status as of December 31, 2021, the Company will adopt this guidance and is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

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

Restricted cash represents cash that is reserved to support a financing program. The restricted cash balance was $1,108, $1,909, and $1,812 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2021	2020	2020
Cash and cash equivalents	$416,850	$271,382	$29,937
Restricted cash, current	1,108	1,909	1,812
Total cash and cash equivalents and restricted cash	$417,958	$273,291	$31,749

(g)	Derivative Instruments

The Company has an interest rate swap agreement that was designated as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 2.1284%, non-inclusive of the fixed credit spread through May 31, 2022. In the second quarter of 2021, the Company determined that the hedge has not been highly effective from April 2018 and did not qualify for hedge accounting. As a result, the Company performed an analysis of the materiality of the out of period error correction in accordance with ASC 250, “Accounting Changes and Error Corrections”, both quantitively and qualitatively, and concluded that the error correction was immaterial to all periods. The Company reclassified $3,033 of accumulated comprehensive loss to interest expense in the condensed consolidated statements of comprehensive (loss) income in the second quarter of 2021. Changes in the fair value of the interest rate swap recognized in interest expense excluding the relcassfication discussed previously for the nine months ended September 30, 2021 amounted to $638.

On August 31, 2021, the Company entered an amendment to the interest rate swap agreement. The amended interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately. At inception, the financing component of $1,966 was recorded at amortized cost. The embedded at-the-market derivative was designated and qualified as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 1.2757%, non-inclusive of the fixed credit spread through May 31, 2022. The fair value of the embedded at-the-market derivative is recognized in the condensed consolidated balance sheets and the changes in the fair value of the embedded at-the-market derivative is recognized in other comprehensive loss. At September 30, 2021, the financing component is recorded in current portion of interest rate swap liability in the amount of $1,750. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the condensed consolidated statements of cash flows. At September 30, 2021, the Company recorded the fair value of the embedded at-the-market derivative in current portion of interest rate swap liability in the amount of $63.

The following table sets forth the liability that is measured at fair value on a recurring basis by the levels in the fair value hierarchy at September 30, 2021:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Liability
Interest rate swap liability	$—	$63	$—	$63
Total	$—	$63	$—	$63

The following table sets forth the liability that is measured at fair value on a recurring basis by the levels in the fair value hierarchy at December 31, 2020:

LEVEL 1	LEVEL 2	LEVEL 3	TOTAL

Liability
Interest rate swap liability	$—	$3,671	$—	$3,671
Total	$—	$3,671	$—	$3,671

The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next twelve months is insignificant.

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

The Company’s professional services offerings primarily include consulting services. The service contracts are either time-and-materials, fixed fee or prepaid. The revenues are generally recognized over time as the services are performed.

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

The unsatisfied performance obligations as of September 30, 2021 were approximately $93,837.

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Software licenses transferred at a point in time	$8,665	$8,274	$30,719	$28,652
Software licenses transferred over time	10,603	9,443	30,565	27,273
Service revenues earned over time	54,676	42,600	149,474	122,964
Total	$73,944	$60,317	$210,758	$178,889

(i)	Earnings per Share

Basic earnings per common share is computed by dividing the net income that is attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. The dilutive effect of potentially dilutive securities is excluded from basic earnings per share and is included in the calculation of diluted earnings per share.  Restricted stock and restricted stock units granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share.

Diluted earnings per share is computed by dividing the earnings attributable to stockholders by the weighted-average number of shares and potentially dilutive securities outstanding during the period.

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

3. Public Offerings

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

The Company is party to a registration rights agreement with EQT and certain other stockholders (“Institutional Investors”). The registration rights agreement was amended and restated in connection with the IPO. It contains provisions that entitle EQT and the other Institutional Investors thereto to certain rights to have their securities registered by the Company under the Securities Act. EQT is entitled to an unlimited number of “demand” registrations, subject to certain limitations. Every Institutional Investor that holds registration rights is also be entitled to customary “piggyback” registration rights. In addition, the amended and restated registration rights agreement provides that the Company will pay certain expenses of the Institutional Investors relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act.

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

On March 29, 2021, the Company completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of the Company’s common stock, including an additional 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.  The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred costs of $1,100, recorded in general and administrative expenses, in relation to the secondary public offering.

On September 13, 2021, the Company completed another public offering, at a public offering price of $31.00 per share,  pursuant to which the Company sold 4,500,000 shares of its common stock, and certain selling stockholders sold 18,500,000 shares of the Company’s common stock, including an additional 3,000,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $134,096, after deducting underwriters' discounts and commissions. In addition, $745 of legal, accounting and other offering costs incurred in connection with the sale of the Company's common stock in the public offering, were capitalized and offset against the proceeds received.

4.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At September 30, 2021 and December 31, 2020, the investments were bank deposits and overnight sweep accounts. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management  believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.

As of September 30, 2021, there was one customer that accounted for more than 10% of the Company’s accounts receivable and no customer accounted for more than 10% of the Company’s revenues during the three and nine months presented for 2021. No customers accounted for more than 10% of the Company’s accounts receivable or revenues as of  December 31, 2020  or during the periods presented.

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

The condensed consolidated financial statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed nine months ended September 30, 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

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

The Company and lenders entered into Amendment No. 1 to the Credit  Agreement on January 25, 2018, where an additional tranche of $25,000 was added to the term loan. The amortization schedule of the new tranche was made coterminous with the rest of the term loan. There were no other changes to the terms of the Credit Agreement.

The Company and lenders entered into Amendment No. 2 to the Credit Agreement on April 3, 2018, where an additional tranche of $40,000 was added to the term loan. The amortization schedule of the new tranche was made coterminous with the rest of the term loan. There were no other changes to the terms of the Credit Agreement.

The Company and lenders entered into a third amended and restated loan agreement on June 17, 2021 (“Third Amendment”), which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments under the Credit Agreement to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000).  The term loan under the Third Amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contain various financial and nonfinancial covenants.

As of September 30, 2021,  available borrowings under the revolving lines of credits were $100,000. Available borrowings under the revolving lines of credits of $20,000 at December 31, 2020 were reduced by $120 standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

The Company was in compliance with all financial covenants as of September 30, 2021 and December 31, 2020. Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 3.68% and 4.48% for the nine months ended September 30, 2021 and the year ended December 31, 2020 for the term loan debt, respectively. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.

Interest incurred on the Credit Agreement with respect to the term loan amounted to $2,773, $8,444, $2,974, and $11,047 for the three and  nine months ended September 30, 2021 and 2020, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $30 and $32 at September 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses. Interest paid on the Credit Agreement with respect to the revolving line of credit was $93 and $457 for the nine months ended September 30, 2021 and 2020, respectively. There was less than $1 accrued interest payable and no accrued interest payable on the revolving line of credit at September 30, 2021 and December 31, 2020.

Effective August 14, 2017, the Company entered into an unsecured credit agreement with another lender for a $100,000 term loan (“Loan Agreement”). The loan bears interest at 8.25% which is payable in semi-annual installments on January 15 and July 15 through August 14, 2025, at which time all outstanding principal and interest are due. Under the Loan Agreement, the Company could voluntarily repay outstanding loans without premium or penalty. On July 15, 2020, the Company made a $20,000 prepayment on the loan, which reduced the amount outstanding to $80,000. On December 28, 2020, the Company repaid the $80,000 aggregate principal amount owed under the Loan Agreement, including $3,000 of accrued interest using a portion of the proceeds from the IPO. The Company's obligations under the Loan Agreement were discharged on that date. Interest paid on the loan amounted to $0 and $8,388 for the nine months ended September 30, 2021 and 2020, respectively.

Long-term debt consists of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Term loans	$301,245	$304,099
Less: debt issuance costs	(6,042)	(5,319)
Total	295,203	298,780
Current portion of long-term debt	(3,020)	(4,680)
Long-term debt, net of current portion and debt issuance costs	$292,183	$294,100

The principal amount of long-term debt outstanding as of September 30, 2021 matures in the following years:

	2021	2022	2023	2024	2025	Thereafter	TOTAL
Maturities	$755	$3,020	$3,020	$3,020	3,020	$288,410	$301,245

The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2020, the Company was required to make a mandatory prepayment on the term loan of approximately $1,527 on or before April 30, 2021. The prepayment was included in the current portion of long-term debt on the condensed consolidated balance sheets. For the credit agreement, the Company is required to make a quarterly principal payment of $755 on the term loan each quarter starting from the end of September 2021.

The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.

7.	Commitments and Contingencies

Leases

The Company leases certain office facilities and equipment under non-cancelable operating and capital leases with remaining terms from one to eight years. The gross amounts of assets under capital leases were $1,498 and $1,501 at September 30, 2021 and December 31, 2020, respectively. The total accumulated amortization associated with equipment under capital leases was $1,158 and $946 at September 30, 2021 and December 31, 2020, respectively. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $4,796 and $4,929 for the nine months ended September 30, 2021 and 2020, respectively.

Non-cancelable future minimum lease commitments as of September 30, 2021 are as follows:

	OPERATING	CAPITAL
	LEASES	LEASES
Remainder of 2021	$1,847	$76
2022	5,121	304
2023	3,367	25
2024	2,647	—
2025	2,093	—
Thereafter	2,366	—
Non-cancelable future minimum lease payments	17,441	405
Less amount representing interest	—	(17)
Net non-cancelable future minimum lease payments	$17,441	388
Current portion of net non-cancelable future minimum lease payments		288
Net long-term non-cancelable future minimum lease payments		$100

8.	Equity-Based Compensation

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

As of September 30, 2020, 6,328,153 Class B Units were issued and outstanding to Company employees. The Company granted 1,357,404 units and recorded actual forfeitures of 377,626 units during the nine months ended September 30, 2020.

The fair value of the Time-based Units that vested solely upon continued employment was measured at the grant date and was recognized as cost over the employee’s requisite service period, which was generally five years. The expense related to the vesting of the Time-based Units was recorded on the Company’s books because the Company directly benefited from the services provided by Class B Unit holders. The Company recorded compensation expense related to the Class B Units of $1,181 and $2,286 for the three and nine months ended September 30, 2020.

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

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2020	5,941,693	$23.00
Granted	—	—
Vested	(1,724,979)	23.00
Forfeited	(141,057)	23.00
Non-vested restricted stock as of September 30, 2021	4,075,657	$23.00

The Company did not authorize or issue any restricted stock during the nine-month period ended September 30, 2021.

Equity-based compensation expense related to the restricted stock exchanged for Performance-based Class B Units was $3,120 and $10,144 for the three and nine months ended September 30, 2021, respectively. At September 30, 2021, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $14,072, which is expected to be recognized over a weighted-average period of 26 months.

Equity-based compensation expense related to the restricted stock exchanged for Time-based Class B Units were $767 and $2,298 for the three and nine months ended September 30, 2021 respectively. At September 30, 2021, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $7,230, which is expected to be recognized over a weighted-average period of 35.2 months.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2020	30,052	$23.00
Granted	1,027,512	27.47
Vested	(24,728)	23.00
Forfeited	(48,956)	26.86
Non-vested RSUs as of September 30, 2021	983,880	$27.48

The number of RSUs vested includes 10,003 shares of common stock that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Equity-based compensation expense related to the RSUs was $2,362 and $4,898 for three and nine months ended September 30, 2021, respectively. At September 30, 2021, the total unrecognized equity-based compensation expense related to outstanding RSUs was $22,559, which is expected to be recognized over a weighted-average period of 29.3 months.

Performance Stock Units

Performance stock units (“PSUs”) are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds including year over year revenue growth and unlevered free cash flow growth.

Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. The following table presents a summary of activity on the PSUs for the period ended September 30, 2021.

A summary of the Company’s PSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested PSUs as of December 31, 2020	—	$—
Granted	400,354	27.01
Vested	—	—
Forfeited	(11,905)	27.45
Non-vested PSUs as of September 30, 2021	388,449	$27.00

Equity-based compensation expense related to the PSUs was $1,916 and $3,506 for the three and nine months ended September 30, 2021. At September 30, 2021, the total unrecognized equity-based compensation expense related to outstanding PSUs was $6,982, which is expected to be recognized over a weighted-average period of 19.5 months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive (loss) income for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Cost of revenues	$1,442	$53	$3,738	$151
Sales and marketing	602	34	1,636	99
Research and development	514	34	1,528	97
General and administrative expenses	5,607	1,060	13,944	1,939
Total	$8,165	$1,181	$20,846	$2,286

9.	Segment Data

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

The following table summarizes revenue by geographic area for the three and nine months ended September 30, 2021 and 2020:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Revenue(1):
Americas	$54,911	$44,910	$150,594	$135,187
EMEA	13,307	10,679	41,222	30,601
Asia Pac	5,726	4,728	18,942	13,101
Total	$73,944	$60,317	$210,758	$178,889
(1)	Revenue is attributable to the countries based on the location of the customer.

10.	Income Taxes

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

The Company's global ETR for the three and nine months ended September 30, 2021 and 2020 were  48%, (11)%, 22%, and 48%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the discrete tax effect of certain prior period swap losses that are required to be excluded from the EAETR calculation and the overall increase in pre-tax loss.

11.	Earnings per Share

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

Basic and diluted earnings per share is computed by dividing net income by the weighted-average common shares outstanding:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(1,762)	$1,227	$(3,567)	$5,050
Denominator:
Basic weighted average common shares outstanding	149,016,609	132,407,786	147,894,227	132,407,786
Effects of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	149,016,609	132,407,786	147,894,227	132,407,786
Earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.02)	$0.04
Diluted	$(0.01)	$0.01	$(0.02)	$0.04

Subsequent

12. Subsequent Events

On October 1, 2021, the Company completed the acquisition of Pinnacle 21, LLC (“Pinnacle”), a company that develops advanced software for standards-based data management for regulatory submissions, for total consideration of $250,000 cash and 2,239,717 shares of restricted common stock of the Company. We will complete the initial accounting for the acquisition of Pinnacle 21, LLC, including the allocation of purchase consideration, in the fourth quarter of 2021.

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

Other Public Offering

On September 13, 2021, the Company completed another public offering, at a public offering price of $31.00 per share,  pursuant to which the Company sold 4,500,000 shares of its common stock, and certain selling stockholders sold 18,500,000 shares of the Company’s common stock, including an additional 3,000,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $134.1 million, after deducting underwriters' discounts and commissions.  In addition, $0.7 million of legal, accounting and other offering costs incurred in connection with the sale of the Company's common stock in the public offering, were capitalized and offset against the proceeds received.

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

●	Bookings: Our new bookings represent a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.

●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	2021			2020
	Q1	Q2	Q3	Q1	Q2	Q3

Bookings (in millions)	$81.9	75.1	72.3	$61.0	70.1	72.9
Renewal Rate	92%	90%	87%	92%	96%	84%

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

Impact of COVID-19

The continued spread of COVID-19 may adversely impact our business, financial condition or results of operations as a result of increased costs, negative impacts to our healthy workforce or a sustained economic downturn. The extent to which the COVID-19 pandemic may impact our business in the future is highly uncertain and cannot be predicted. In addition, a recession or a prolonged period of depressed economic activity related to COVID-19 and measures taken to mitigate its spread could have a material adverse effect on our business, financial condition and results of operations. As of September  30, 2021, there have been no material adverse impacts on the Company’s financial condition, results of operations or cash flows.

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

Adjusted EBITDA and adjusted net income are non-GAAP measure and are presented for supplemental purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. Adjusted EBITDA and adjusted net income have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures and may calculate it differently than as presented on this report, limiting the usefulness as comparative measures.

The following table reconciles Net income (loss) to Adjusted EBITDA:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net (loss) income(a)	$(1,762)	$1,227	$(3,567)	$5,050
Interest expense(a)	3,289	5,929	13,549	19,810
Interest income(a)	(84)	(12)	(255)	(36)
(Benefit) provision for income taxes(a)	(1,631)	350	349	4,696
Depreciation and amortization expense(a)	533	614	1,687	1,836
Intangible asset amortization(a)	10,209	9,956	30,436	29,804
Currency gain (loss)(a)	(545)	37	(189)	(190)
Equity-based compensation expense(b)	8,165	1,181	20,846	2,286
Acquisition-related expenses(c)	7,561	216	9,713	1,165
Integration expense(d)	—	57	—	57
Transaction-related expenses(e)	154	487	1,776	487
Severance expense(f)	—	150	—	361
Reorganization expense(g)	—	83	—	190
Loss on disposal of fixed assets(h)	22	9	304	9
Executive recruiting expense(i)	86	188	413	188
First-year Sarbanes-Oxley implementation costs(j)	129	—	469	—
Adjusted EBITDA	$26,126	$20,472	$75,531	$65,713

The following table reconciles Net income (loss) to Adjusted Net Income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net (loss) income(a)	$(1,762)	$1,227	$(3,567)	$5,050
Currency gain (loss)(a)	(545)	37	(189)	(190)
Equity-based compensation expense(b)	8,165	1,181	20,846	2,286
Acquisition-related expenses(c)	7,561	216	9,713	1,165
Integration expense(d)	—	57	—	57
Transaction-related expenses(e)	154	487	1,776	487
Severance expense(f)	—	150	—	361
Reorganization expense(g)	—	83	—	190
Loss on disposal of fixed assets(h)	22	9	304	9
Executive recruiting expense(i)	86	188	413	188
First-year Sarbanes-Oxley implementation costs(j)	129	—	469	—
Income tax expense impact of adjustments(k)	(3,036)	(335)	(5,382)	(600)
Adjusted Net Income	$10,774	$3,300	$24,383	$9,003

The following table reconciles Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

			(in thousands)
Diluted earnings per share(a)	$(0.01)	$0.01	$(0.02)	$0.04
Currency gain (loss)(a)	—	—	—	—
Equity-based compensation expense(b)	0.05	0.01	0.13	0.02
Acquisition-related expenses(c)	0.05	—	0.06	—
Integration expense(d)	—	—	—	—
Transaction-related expenses(e)	—	—	0.02	—
Severance expense(f)	—	—	—	—
Reorganization expense(g)	—	—	—	—
Loss on disposal of fixed assets(h)	—	—	—	—
Executive recruiting expense(i)	—	—	—	—
First-year Sarbanes-Oxley implementation costs(j)	—	—	—	—
Income tax expense impact of adjustments(k)	(0.02)	—	(0.03)	—
Adjusted Diluted Earnings Per Share	$0.07	$0.02	$0.16	$0.06

Diluted weighted average common shares outstanding	149,016,609	132,407,786	147,894,227	132,407,786
Effect of potentially dilutive shares outstanding (l)	4,303,765	—	4,584,295	—
Diluted weighted average common shares outstanding	153,320,374	132,407,786	152,478,522	132,407,786

(a)	Represents amounts as determined under GAAP.
(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(d)	Represents integration costs related to post-acquisition integration activities.
(e)	Represents costs associated with directly expensed costs from the stock offerings and debt modification.
(f)	Represents charges for severance provided to former executives and non-executives.
(g)	Represents expense related to reorganization, including legal entity reorganization.
(h)	Represents the gain/loss related to disposal of fixed assets.
(i)	Represents recruiting and relocation expenses related to hiring senior executives.
(j)	Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act in 2021.
(k)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(l)	Represents potentially dilutive shares that were excluded from the Company's GAAP diluted weighted average common shares outstanding because the Company had a reported net loss and therefore including these shares would have been anti-dilutive.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:
●	Software licenses: We recognize revenue for software license fees up front, upon delivery of the software license.
●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid up front that is not recognized in the current period is included in deferred revenue in our consolidated balance sheet until earned.
●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.
●	Services. Our services business generates revenues primarily from technology-enabled services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed

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

On June 7, 2021, we completed a transaction which qualified as a business combination. The business combination was not material to our condensed consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $7.4 million and $4.7 million of the purchase price was assigned to customer relationships and goodwill, respectively.

Subsequent to the quarter end, on October 1, 2021, we completed our acquisition of Pinnacle 21, LLC (“Pinnacle”), a company that develops advanced software for standards-based data management for regulatory submissions, for total consideration of $250.0 million cash and 2,239,717 shares of restricted common stock of the Company. We expect to complete the initial accounting for the acquisition of Pinnacle 21, LLC, including the allocation of purchase consideration, in the fourth quarter of 2021.

Results of Operations

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020.

Three Months Ended September 30, 2021 Versus Three Months Ended September 30, 2020

The following table summarizes our unaudited statements of operations data for the three months ended September 30, 2021 and 2020:

Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Software	$19,268	$17,717	$1,551	9%
Services	54,676	42,600	12,076	28%
Total revenues	$73,944	$60,317	$13,627	23%

Revenues increased $13.6 million, or 23%, to $73.9 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in revenues was due to growth in our technology-enabled services and software product offerings from strong renewal rates, client expansion and new customers.

Software revenue increased $1.6 million, or 9%, to $19.3 million for the three months ended September 30, 2021 as compared to the same period in 2020, driven primarily by $1.5 million growth in the revenues attributable to maintaining  high net revenue retention rates, renewal rates and new customers for our core software products.

Services revenue increased by $12.1 million, or 28%, to $54.7 million for the three months ended September 30, 2021 as compared to the same period in 2020, driven by growth in our technology-enabled services which resulted from strong growth in biosimulation and regulatory services.

Cost of Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Cost of revenues	$28,769	$23,030	$5,739	25%

Cost of revenues increased by $5.7 million, or 25%, to $28.8 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily due to a $4.0 million increase in employee-related costs resulting from billable head count growth and a $1.4 million increase in stock-based compensation costs. The remaining increase is primarily due to consulting costs.

Sales and Marketing Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Sales and marketing	$5,082	$3,106	$1,976	64%
% of total revenues	7%	5%

Sales and marketing expenses increased by $2.0 million, or 64%, to $5.1 million for the three months ended September 30, 2021 as compared to the same period in 2020. Sales and marketing expenses increased primarily due to a $1.1 million increase in employee-related costs resulting from head count growth and a $0.6 million increase in stock-based compensation costs.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Research and development	$4,530	$3,295	$1,235	37%
% of total revenues	6%	5%

Research and development expenses increased by $1.2 million, or 37%, to $4.5 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in R&D expenses was primarily due to a $0.9 million increases in employee-related costs primarily resulting from head count growth and a $0.5 million increase in stock-based compensation costs.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
General and administrative	$26,199	$13,403	$12,796	95%
% of total revenues	35%	22%

General and administrative expenses increased by $12.8 million, or 95%, to $26.2 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in general and administrative expenses was primarily due to a $7.5 million increase in business acquisition costs, a $4.6 million increase in stock-based compensation costs, a $0.7 million increase in insurance expenses, and a $0.3 milllion increase in employee related costs.

Intangible Asset Amortization

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Intangible asset amortization	$9,592	$9,374	$218	2%
% of total revenues	13%	16%

Intangible asset amortization expense increased by $0.2 million, or 2%, to $9.6 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in intangible asset amortization expense is primarily due to increased amortization cost from the acquired intangible assets.

Depreciation and Amortization Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Depreciation and amortization	$533	$614	$(81)	(13)%
% of total revenues	1%	1%

Depreciation and amortization expense of $0.5 million was relatively flat for the three months ended September 30, 2021 as compared to the same period in 2020.

Interest Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Interest expense	$3,289	$5,929	$(2,640)	(45)%
% of total revenues	4%	10%

Interest expense decreased $2.6 million, or 45%, to $3.3 million for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease in interest expense was primarily due to lower average outstanding principal balances on our credit facilities in the third quarter of 2021 compared to the same period in 2020.

Miscellaneous, net

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Miscellaneous, net	$(657)	$(11)	$(646)	nm
% of total revenues	(1)%	(0)%

Miscellaneous income was $0.7 million for the three months ended September 30, 2021 as compared to miscellaneous expenses of $0.0 million for the same period in 2020. The change was primarily due to $0.6 million currency translation gains.

Provision for Income Taxes

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Provision for income taxes	$(1,631)	$350	$(1,981)	(566)%
Effective income tax rate	48%	22%

Our income tax benefit was $1.6 million, resulting in an effective income tax rate of 48% for the three months ended September 30, 2021 as compared to income tax expense of $0.4 million, or an effective income tax rate of 22%, for the same period in 2020. Our income tax expense for the three months ended September 30, 2021 was primarily due to the discrete tax effect of certain prior period swap losses that are required to be excluded from the EAETR calculation and the overall increase in pre-tax book loss. Our income tax expense for the three months ended September 30, 2020 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, the effects of tax elections made for U.K. earnings, the relative mix of domestic and international earnings, and discrete tax items.

Net Income (loss)

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Net income (loss)	$(1,762)	$1,227	$(2,989)	(244)%

Net loss for the third quarter of 2021 was $1.8 million, compared to a net income of $1.2 million in the third quarter of 2020.  The loss was primarily due to a $7.0 million increase in stock-based compensation expense, a $7.5 million increase in acquisition cost, and other employee related costs. The loss was partially offset by higher revenues and lower interest expense in the third quarter of 2021.

Nine Months Ended September 30, 2021 Versus Nine Months Ended September 30, 2020

The following table summarizes our unaudited statements of operations data for the nine months ended September 30, 2021 and 2020:

Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Software	$61,284	$55,925	$5,359	10%
Services	149,474	122,964	26,510	22%
Total revenues	$210,758	$178,889	$31,869	18%

Revenues increased $31.9 million, or 18%, to $210.8 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in revenues was due to growth in both our services and software product offerings, primarily related to strong renewal rates, client expansions and new customers in both our technology-enabled service product lines and software.

Software revenue increased by $5.4 million, or 10%, to $61.3 million for the nine months ended September 30, 2021 as compared to the same period in 2020, driven primarily by 10% or $5.2 million growth in revenue from subscriptions and license products offerings. The revenue growth was driven by strong renewal rates and new customers from software products.

Services revenue increased by $26.5 million, or 22%, to $149.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020, driven by growth in our technology-enabled biosimulation and regulatory services.

Cost of Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Cost of revenues	$82,327	$65,860	$16,467	25%

Cost of revenues increased by $16.5 million, or 25%, to $82.3 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily due to a $10.4 million increase in employee-related costs resulting from billable head count growth, a $3.6 million increase in stock-based compensation costs, and a $2.3 million increase in consulting costs.

Sales and Marketing Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Sales and marketing	$13,423	$8,773	$4,650	53%
% of total revenues	6%	5%

Sales and marketing expenses increased by $4.7 million, or 53%, to $13.4 million for the nine months ended September 30, 2021 as compared to the same period in 2020. Sales and marketing expenses increased primarily due to a $2.9 million increase in employee-related costs resulting from head count growth and a $1.5 million increase in stock-based compensation costs.

Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Research and development	$13,862	$9,139	$4,723	52%
% of total revenues	7%	5%

Research and development expenses increased by $4.7 million, or 52%, to $13.9 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in R&D expenses was primarily due to a $2.9 million increases in employee-related costs resulting from head count growth and a $1.4 million increase in stock-based compensation costs. The remaining increases were primarily due to an increase in consulting costs and an increase in cost due to lower software capitalization.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
General and administrative	$60,795	$36,125	$24,670	68%
% of total revenues	29%	20%

General and administrative expenses increased by $24.7 million, or 68%, to $60.8 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in general and administrative expenses was primarily due to a $12.0 million increase in stock-based compensation costs, $9.4 million increase in acquisition costs, and $2.1 million increase in insurance costs. The remaining increases are due to increases in public company costs, stock offering costs, first-year Sarbanes-Oxley implementation costs, and executive recruiting costs. The increases were partially offset by decreases in consulting cost, travel and entertainment related costs, office supplies and facilities costs.

Intangible Asset Amortization Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Intangible asset amortization	$28,527	$28,056	$471	2%
% of total revenues	14%	16%

Intangible asset amortization expense increased by $0.5 million, or 2%, to $28.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in intangible asset amortization expense is due to $0.3 million in amortization cost in acquired intangibles and $0.2 million increase in amortization cost in capitalized software development.

Depreciation and Amortization Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Depreciation and amortization	$1,687	$1,836	$(149)	(8)%
% of total revenues	1%	1%

Depreciation and amortization expense was $1.7 million for the nine months ended September 30, 2021, a decrease of $0.1 million, or 8% as compared to the same period in 2020. The decrease was primarily due to decrease in  depreciation in leasehold improvement and computer equipment.

Interest Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Interest expense	$13,549	$19,810	$(6,261)	(32)%
% of total revenues	6%	11%

Interest expense decreased by $6.3 million, or 32%, to $13.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease in interest expense was primarily due to lower average outstanding principal balances on our credit facilities in the first nine months of 2021 compared to the same period in 2020. The decrease in interest expense was partially offset by interest expense reclassed in from other comprehensive income due to hedge ineffectiveness.

Miscellaneous, net

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Miscellaneous, net	$(194)	$(456)	$262	(57)%
% of total revenues	(0)%	(0)%

Miscellaneous incomes decreased by $0.3 million for the nine months ended September 30, 2021 as compared for the same period in 2020. The decrease was primarily due to $0.3 million loss recorded in the current period for disposal of fixed assets.

Provision for Income Taxes

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	( in thousands)
Provision for income taxes	$349	$4,696	$(4,347)	(93)%
Effective income tax rate	(11)%	48%

Our income tax expense was $0.3 million, resulting in an effective income tax rate of (11)% for the nine months ended September 30, 2021 as compared to income tax expense of $4.7 million, or an effective income tax rate of 48%, for the same period in 2020. Our income tax expense for the nine months ended September 30, 2021 was primarily due to the discrete tax effect of certain prior period swap losses that are required to be excluded from the EAETR calculation and the overall increase in pre-tax book loss. Our income tax expense for the nine months ended September 30, 2020 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, the effects of tax elections made for U.K. earnings, the relative mix of domestic and international earnings, and discrete tax items.

Net Income (loss)

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%

	(in thousands)
Net income (loss)	$(3,567)	$5,050	$(8,617)	(171)%

Net loss was $3.6 million for the nine months ended September 30, 2021 as compared to net income of $5.1 million for the same period in 2020. The loss was primarily due to $18.6 million increase in stock based compensation expense, $15.7 million increase in employee related costs, and $9.4 million increase in acquisition costs. The loss was partially offset by increased revenue and lower interest expense in the first nine months of 2021.

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

As of September 30, 2021, we had cash and cash equivalents $416.9 million, of which $35.6 million represents cash and cash equivalents held outside of the United States.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$39,557	$32,129
Net cash used in investing activities	(20,599)	(7,209)
Net cash provided by (used in) financing activities	127,035	(24,103)
Effect due to foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,326)	1,170
Net (decrease) increase in cash, cash equivalents, and restricted cash	$144,667	$1,987
Cash paid for interest	$10,671	$21,077
Cash paid for income taxes	$6,744	$6,675

Operating Activities

Cash provided by operating activities in the first nine months of 2021 was $39.6 million, compared to $32.1 million in the same period of 2020. The $7.4 million increase in cash from operating activities was primarily due to decreased interest payments for the current period and higher cash collected from revenue generated sales activities, partially offset by cash outflow from higher employee related expenses.

Investing Activities

Cash used by investing activities in the first nine months of 2021 was $20.6 million, an increase of $13.4 million, compared to $7.2 million in the same period of 2020. During the nine months ended September 30, 2021, investing activities used cash primarily for investing in business acquisitions, capitalized software development, and capital expenditures to support our growth.

Financing Activities

Cash provided by financing activities in the first nine months of 2021 was $127.0 million, compared to $24.1million cash used in the same period of 2020. The $151.1 million increase in cash from financing activities was primarily due to cash received from stock offerings in September 2021 and the principal portion payment on a term loan debt during first nine months in 2020.

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

While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by various factors, such as changes to the U.S. economic condition, market interest rates, the Federal Reserve monetary policy, other government policies, etc.

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

In January 2018, we and the lenders amended the Credit Agreement to add incremental term loans in the amount of $25.0 million to be used for our general corporate purposes. Additionally, in April 2018, we and the lenders amended the Credit Agreement to (i) add incremental term loans in the amount of $40.0 million to be used for our general corporate purposes and (ii) provide a reduction of 50 basis points in the margin under the term loan. The terms of such incremental term loans were the same as the terms of our existing term loans, including in respect of maturity, and are considered an increase in the aggregate principal amount of the existing term loans outstanding under the Credit Agreement and are part of the existing term loan.

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

As of September 30, 2021, we had $301.2 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.

As of September 30, 2021, we were in compliance with the covenants of the Credit Agreement.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K, except for payment made in the ordinary course of business.

Income Taxes

We recorded income tax benefit of $1.6 million and income tax expense $0.3 million for the three and nine months ended September 30, 2021, respectively, and income tax expense of $0.4 million and $4.7 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, we had federal and state NOLs of approximately $3.3 million and $3.0 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2036 and 2029 and 2038, respectively. We had federal and state R&D tax credit carryforwards of approximately $2.3 million and $0.6 million, respectively, to offset future income taxes, which expire between 2024 and 2040. We also had foreign tax credits of approximately $12.5 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $16.1 million which expire starting in 2022, foreign research and development credits of $2.5 million which expire between 2029 and 2030, and Canadian investment tax credits of approximately $2.7 million which expire between 2030 and 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, R&D credit carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $16.7 million was recorded at December 31, 2020. As of September 30, 2021, the valuation allowance remained unchanged from December 31, 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any material off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on 2020 Form 10-K for the year ended December 31, 2020. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September  30, 2021.

Changes in Internal Control over Financial Reporting

There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 1A. Risk Factors

Except as described below, there have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.

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

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, effectively manage the combined business following the acquisition or preserve the operational synergies between our business units that we underwrite at the time of the acquisition. We cannot assure that following any acquisition we would achieve the expected synergies to justify the transaction, due to a number of factors, including:

●inability to integrate or benefit from acquired technologies or services in a profitable manner;

●unanticipated costs or liabilities associated with the acquisition;

●incurrence of acquisition-related costs;

●difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●

difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

●diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

●the potential loss of key employees;

●use of resources that are needed in other parts of our business; and

●use of substantial portions of our available cash to consummate the acquisition.

Furthermore, acquired businesses may change or increase the risks to which we are exposed. For example, in October 2021 we acquired Pinnacle, whose software is used by the U.S. Food & Drug Administration (FDA) and Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) validate compliance with the Clinical Data Interchange Standards Consortium (CDISC) standards. As a result, we are at increased exposure to risks related to changes the FDA’s or the PMDA’s regulatory standards and risks related to government customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 6, 2021, Sherilyn S. McCoy informed our board of directors of her intention to resign as a director of the Company, effective December 1, 2021. The resignation is not the result of any disagreement between Ms. McCoy and the Company. Ms. McCoy serves as the Chair of the Company’s board of directors. The Company’s board of directors is expected to elect Mr. James E. Cashman III, who has served on the board of directors since 2018, to serve as its Chair upon Ms. McCoy’s departure.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan Of Merger By and Among Certara, Inc., Puma Merger Sub, LLC Pinnacle 21, LLC and Shareholder Representative Services LLC, as The Equity holder Representative
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Amended and Restated Bylaws of Certara, Inc.	S-8	333-251368	4.2	12/15/2020
10.1	Form of Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CERTARA, INC.

Date: November 9, 2021	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2021	By:	/s/ M. Andrew Schemick
	Name:	M. Andrew Schemick
	Title:	Chief Financial Officer (Principal Financial Officer)