Form 10-K
period 2021-12-31
Certara, Inc.
filed 2022-03-01
CIK 1827090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2021, determined using the per share closing price on that date on The Nasdaq Global Select Market, was $2.1 billion. There is no non-voting common equity of the registrant outstanding. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2022, the registrant had 159,657,724 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be held May 17, 2022, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2021 fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K..

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Annual Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

●	our ability to compete within our market;
●	any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery;
●	the occurrence of natural disasters and epidemic diseases, including the ongoing COVID 19 pandemic, which may result in delays or cancellations of customer contracts or decreased utilization by our employees;
●	changes or delays in government regulation relating to the biopharmaceutical industry;
●	increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
●	trends in research and development (“R&D”) spending, the use of third parties by biopharmaceutical companies and a shift toward more R&D occurring at smaller biotechnology companies;
●	our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
●	our ability to retain key personnel or recruit additional qualified personnel;
●	consolidation within the biopharmaceutical industry;
●	reduction in the use of our products by academic institutions;
●	pricing pressures due to increased customer utilization of our products;
●	any delays or defects in our release of new or enhanced software or other biosimulation tools;
●	failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
●	our ability to accurately estimate costs associated with our fixed-fee contracts;
●	risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
●	our ability to sustain recent growth rates;
●	any future acquisitions and our ability to successfully integrate such acquisitions;
●	the accuracy of our addressable market estimates;
●	the length and unpredictability of our software and service sales cycles;
●	our ability to successfully operate a global business;
●	our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;
●	risks related to litigation against us;

●	the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;
●	our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;
●	the loss of more than one of our major customers;
●	our future capital needs;
●	the ability or inability of our bookings to accurately predict our future revenue and our ability to realize the anticipated revenue reflected in our backlog;
●	any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
●	our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
●	our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
●	any breach of our security measures or unauthorized access to customer data;
●	our ability to comply with applicable privacy and data security laws;
●	our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
●	any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
●	our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
●	any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
●	any impairment of goodwill or other intangible assets;
●	our ability to use our net operating loss (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
●	the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
●	any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective; and
●	the other factors discussed under “Risk Factors.”

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. For a more detailed discussion of the risks, uncertainties and other factors that could cause actual results to differ, please refer to the “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). Our periodic filings are accessible on the SEC’s website at www.sec.gov.

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

PART I

Item 1. Business.

Our Company

We accelerate medicines to patients using biosimulation software, technology, and services to transform traditional drug discovery and development.

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

As a global leader in biosimulation based on 2021 revenue, we provide an integrated, end-to-end platform used by more than 2,000 biopharmaceutical companies and academic institutions across 62 countries, including 38 of the top 40 biopharmaceutical companies by R&D spend in 2020. Since 2014, customers who use our biosimulation software and technology-driven services have received 90% of all new drug approvals by the U.S. Food and Drug Administration (“FDA”). Moreover, 17 global regulatory authorities license our biosimulation software to independently analyze, verify, and review regulatory submissions, including the FDA, Health Canada, Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), and China’s National Medical Products Administration (“NMPA”). Demand for our offerings continues to expand rapidly.

While traditional drug development has led to meaningful therapies, such as vaccines and chemotherapy, many patients still wait for life-saving medicines, which can take more than 10 years and $2 billion to bring to market. Change is necessary to continue delivering remarkable gains in human health at an accelerated pace. We believe that biosimulation enables this change.

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

We develop and apply our biosimulation technology throughout drug discovery and development with what we believe to be the largest and best team of scientists with deep expertise in biosimulation. Our scientists are recognized key opinion leaders who are at the forefront of the science and technology underpinning the rapidly emerging biosimulation field. We have collaborated on more than 5,000 customer projects in the past decade in therapeutic areas ranging from cancer and hematology to diabetes and hundreds of rare diseases. Over the past 2 years, we have worked on 35 programs on vaccines and therapeutics to combat COVID-19.

Biosimulation results need to be incorporated into regulatory documents for compelling submissions. Accordingly, we provide regulatory science solutions and integrate them with biosimulation, so that our customers can navigate the complex and evolving regulatory landscape and maximize their chances of approval. Our differentiated regulatory services are powered by submissions management software and natural language processing for scalability and speed, allowing us to deliver more than 250 regulatory submissions over the past four years. Our team of regulatory professionals has extensive experience applying industry guidelines and global regulatory requirements. In addition, in October 2021, we completed the acquisition of Pinnacle 21, LLC (“Pinnacle”), which develops advanced software for standards-based data management for regulatory submission. Pinnacle enhances our software offerings in data management and the regulatory drug approval process, accelerating the speed and efficiency of developing and bringing drugs to market. Pinnacle’s products are used by the FDA and Japan’s PMDA to review the quality of submissions.

The final hurdle to delivering medicines to patients is market access, defined as strategies, processes, and activities to ensure that therapies are available to patients at the right price. We believe that biosimulation and market access will continue to be increasingly intertwined as healthcare systems and countries move toward outcomes-based pricing. We provide technology-driven market access solutions, which help our customers understand the real-world impact of therapies and dosing regimens earlier in the process and effectively communicate this to payors and health authorities. Our solutions are underpinned by software as a service (“SaaS”)-based value communication.

We have a proven track record of steady growth, driven by higher adoption of biosimulation, expansion of our technology portfolio, strategic acquisitions, and cross-selling of biosimulation, regulatory science, and market access solutions across our end-to-end platform:

●	From 2020 to 2021, our revenue increased by 17% from $243.5 million to $286.1 million.
●	The number of customers with Annual Customer Value (“ACV”) of $100,000 or more in revenue increased from 261 in 2020 to 299 in 2021.

We believe that biosimulation continues to grow in adoption, driven by increasing global regulatory support and advancements in technology. We believe we are well-positioned to capture the significant market opportunity ahead of us. Our growth strategy is to build out the depth and breadth of our scalable, end-to-end biopharmaceutical platform to advance all stages of the continuum, from discovery and development to regulatory submission and market access. We continue to innovate and introduce new functionality and uses of biosimulation and technology-driven solutions. We increasingly integrate the science and data we obtain across this end-to-end platform to inform critical decisions. We further reduce the cost and time of human trials to materially accelerate the speed of development and availability of therapies to patients worldwide. As exciting, new research areas arise, we attract and hire specialized talent and acquire businesses to expand our offerings to address these market opportunities.

With continued innovation in and adoption of our biosimulation software, technology and services, we believe more biopharmaceutical companies worldwide will leverage more of our end-to-end platform to reduce cost, accelerate speed to market, and ensure safety and efficacy of medicines for all patients.

Our Markets

We believe our addressable market within the biopharmaceutical industry is large and rapidly expanding. The current total addressable market (“TAM”) for our solutions represents an estimated $13 billion today and is expected to grow at a compound annual growth rate (“CAGR”) of approximately 12% to 16% annually over the next five years. Our TAM estimate includes the biosimulation market estimated at $2.8 billion, which is estimated to grow at 16% CAGR over such period according to Grand View Research; the regulatory science market estimated at $8.8 billion, which is estimated to grow at 12% CAGR over such period according to Grand View Research; and the market access market estimated at $1.5 billion, which is estimated to grow at 12% CAGR over such period according to SpendEdge. With increasing adoption of technology across all stages of drug discovery and development, we believe our end-to-end platform and growth strategies position us to further penetrate the rapidly growing technology-driven biopharmaceutical R&D market of the future.

Traditional drug discovery and development is costly and prone to failure. The biopharmaceutical industry was estimated to have spent a total of approximately $212 billion in 2021 on R&D. The probability of success of compounds entering Phase I trials is only 7%. With only 53% of Phase III drugs reaching the market, late-stage failures are common and especially painful as sponsors have already incurred significant cost and time. At the same time, scientific advances are driving increased complexity as the R&D pipeline shifts from small molecules to biologics and cell and gene therapies.

With greater investment dollars being spent and increasing competition in the race to develop novel medicines, the speed and efficiency with which drugs are developed and brought to market have never been more critical. As a result, the demand for and willingness to adopt innovative approaches to discovery, development, and commercialization are rapidly increasing. Continued development and innovation in software and technology such as biosimulation, virtual trials, and real-world evidence tools are helping biopharmaceutical companies increase efficiency and decrease costs. This is further supported by regulatory agencies that have increasingly issued guidance that supports adoption of many of these innovations. For example, the FDA recently announced their Project Optimus initiative to reform the dose selection and optimization paradigm in oncology drug development to maximize both efficacy and safety. Biosimulation's use cases in dose finding and optimization are well-suited to help biopharmaceutical companies navigate this evolving regulatory landscape.

As technology and analytics become increasingly powerful and the application of new solutions is validated, we anticipate this will drive further demand for these innovations. We believe we are still in the early stages of a long-term trend that will continue to advance traditional drug discovery and development into a technology-driven era of advanced modeling and analytics.

In addition, as a result of the COVID-19 pandemic, we believe that the demand for innovative technology solutions in drug discovery and development will continue to be strong. Sponsors and regulators have adopted a number of technology-driven solutions and procedures, which we believe they will continue to use and benefit from in the post-COVID environment.

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

Our Competitive Strengths

We compete by offering a broad and deep combination of industry-standard biosimulation software and technology-driven services across all stages of the continuum, from discovery and development to regulatory approval and market access. We have cultivated the following competitive strengths for more than two decades:

Our Proprietary, Scalable Biosimulation Software

Our proprietary, scalable biosimulation software, built on first principles integrates biosimulation models, scientific knowledge, and data, which we believe would require years of effort, immense resources, and scarce expertise to duplicate. Our versatile biosimulation software is deployed to public and private cloud networks, on-premises, and data centers. Scientists can run multiple simulation projects on a cloud compute platform or internal clusters. We protect our proprietary technology through intellectual property rights, including copyrights, patents, trade secrets, know-how, and trademarks.

Our Integrated End-to-End Platform

We have developed a differentiated, integrated end-to-end platform of software and technology-driven services, powered by proprietary technology and unique talent, spanning discovery through market access. Our customers, facing declining R&D productivity and an increasingly complex regulatory and market access environment, seek trusted partners to accelerate their R&D programs and achieve regulatory and commercial success. Our integrated set of solutions uniquely positions us to be their first-choice partner. More than ninety percent of our top 50 customers by revenue use both our biosimulation solutions and regulatory and market access offerings.

Our Innovation Framework

We are at the forefront of innovation in biosimulation. Beyond our sustained R&D investment ($28.1 million or 10% of revenues in 2021), our innovation framework advances both incremental and breakthrough innovations in biosimulation to transform traditional drug discovery and development.

●	Customer-Centricity: Through our consortium model and approximately 1,200 biosimulation projects and workshops annually, we derive significant insights that inform the development of our biosimulation software. These insights help us to anticipate and align our technology roadmap with our customers’ needs and priorities.

●	Regulatory Alignment: As we continuously engage with regulators through our customers’ programs, training workshops, and attendance at FDA and other regulator meetings, we develop an in-depth understanding of how to align our biosimulation software and services to meet evolving regulatory expectations and requirements.
●	Scalable Data Collection and Curation: Using artificial intelligence and our scientific team, we have curated data from more than 10,000 clinical studies and 18,000 peer-reviewed manuscripts. We have created 25 different virtual patient populations, approximately 100 compound drug files, 55 clinical outcomes databases, and advanced mathematical models for ten organs.
●	Scientific Research: We work with our customers, a scientific advisory board of thought leaders, and academic institutions to innovate bottom-up, mechanistic models of drug, disease, and human biology. Each mathematical equation or parameter estimation is based on up-to-date scientific knowledge and data. We use scientific literature, lab data, and our customers’ preclinical and clinical studies to refine, verify, and validate these models to ensure that they meet rigorous scientific and quality standards.

Our Trusted, Long-Term Customer and Regulatory Partnerships

We work continuously and closely with our customers to provide software and technology-driven services from drug discovery and development to regulatory science and market access, applying biosimulation throughout the continuum to maximize R&D productivity and increase the probability of success. We have substantial repeat business and long-term partnerships. Our top 30 customers by revenue in 2021 have been with us for more than ten years on average. We are often favored by our customers for follow-on projects throughout a drug’s lifecycle, leveraging our early engagements in preclinical or Phase I to provide continuous support in later phases such as dose optimization for a Phase III study or a new drug application regulatory filing.

●	Consortium Model with Biopharmaceutical Companies: Our Simcyp Platform benefits from a unique business and customer collaboration model that we term a “consortium.” Established more than 20 years ago, our consortium model provides for intense and detailed customer input into software enhancements. This R&D feedback loop, driven by customer needs, results in ongoing advancement and incorporation of more scientific data that increases the value of our Simcyp Platform over time. Our consortium members, consisting of scientists from leading global biopharmaceutical companies, sign multi-year contracts and actively participate in consortium meetings, so that we continuously extend our scientific and commercial leadership.
●	Long-Standing Regulatory Partnerships: Seventeen regulatory agencies license our biosimulation software. In addition, our scientists are regularly invited by U.S, European, and Japanese regulatory agencies to teach and participate in their workshops. We have received six grants and a Cooperative Research and Development Agreement from the FDA as well as grants from seven European organizations, including the EU Commission, to develop biosimulation models and conduct biosimulation analyses.
●	Academic Centers of Excellence: We work closely with the global academic community on research, publications, and training of the next generation of biopharmaceutical scientists. We have established nine Centers of Excellence worldwide, which use our biosimulation software in their courses and scientific research. Additionally, nearly 400 academic institutions worldwide license our biosimulation software.
●	Certara University: We recognize that education in the theory and practice of biosimulation is pivotal to adoption and achieving the benefits of biosimulation. Certara University provided in-person and online training on biosimulation and the use of our biosimulation software to more than 3,000 scientists in 2021.

The Deep Expertise of Our People and Our Culture of Innovation

We are led by a diverse, global, and talented team of scientists, software engineers, and subject matter experts who not only advance our technology but also seek to understand and tackle our customers’ greatest challenges. Over the last decade, we have worked on more than 5,000 customer projects, leading to extensive experience, which our customers highly value. As of December 31, 2021, 352 of our employees held PhD, PharmD, or MD degrees. Our team of software engineers and technologists excels at applying computer science, engineering, and scientific and mathematical principles in designing and developing complex software with consistent execution. World-leading experts in biosimulation, drug discovery and development, software development, regulatory science, and market access work and thrive at Certara.

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

Advance Our Technology

The science, technology, and data behind biosimulation continue to advance rapidly, and our top investment priority is to develop additional functionality and uses for biosimulation to improve patient outcomes. We release new software, additional features, and upgrades on a frequent and regular basis. In 2021, we introduced 10 new software applications and upgrades, including Secondary Intelligence, D360 Scientific Informatics, Simcyp Immuno-oncology Quantitative Systems Pharmacology (“QSP”) and Pinnacle 21 Enterprise.

We are investing in three major areas to elevate our technology:

●	Spearheading the Frontier of QSP and Toxicology, an emerging approach with enormous potential for industry-wide transformation to optimize decisions in both drug discovery and development. In addition to QSP for immunogenicity, immuno-oncology, and COVID-19, we are ramping up our QSP consortia for neurodegenerative diseases, such as Alzheimer’s and Parkinson’s, and for quantitative systems toxicology and safety (“QSTS”). Neuroscience is expected to have the most growth in QSP modeling over the next several years, followed by oncology and autoimmune disorders. All of our mechanistic simulators communicate seamlessly with each other, which is a major advantage for complex drug discovery and development programs.
●	Continuing to Develop Cloud-Based Solutions, such as Certara Integral Data Repository, CODEx Clinical Outcomes Databases, BaseCase Value Communication Software, and Pinnacle 21 Enterprise, which enhance computing scalability, significantly reduce maintenance time and cost, and promote access, collaboration and mobility. This also allows us to easily deliver new features and explore new business models.
●	Architecting an Ecosystem of Interconnected Software Applications to facilitate seamless workflows and sharing of data across the drug discovery and development continuum for efficiency and speed.

Grow Within Our Existing Customer Base

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

We also cross-sell our software and technology-driven services throughout our end-to-end platform. Many of our customers who use biosimulation also rely on us for regulatory strategy, writing, and submissions support, including the majority of our top 50 customers. The number of customers with annual customer value of $100,000 or more in revenue increased from 261 in 2020 to 299 in 2021, a 15% increase. The success of our land and expand approach is further demonstrated by our high re-occurring revenue streams with an aggregate renewal rate of 92% for our software customers from 2020 to 2021 and net revenue repeat rate (defined as the level of technology-driven services revenue generated from our existing customers from period to period, accounting for expansion and churn) of 108% for our technology-driven

Expand Our Customer Base Globally

We are growing our footprint globally to match that of the biopharmaceutical industry. There are nearly 5,100 biopharmaceutical companies worldwide with active R&D pipelines, up from nearly 2,400 in 2011, according to Informa’s Pharma R&D Annual Review 2021. Informa also estimates that the R&D pipeline encompassed more than 18,000 drug programs in 2021. As drug discovery and development in Asia Pacific grows, we are investing heavily to expand our presence in the region to work with these customers where they are, just as we already have in North America, Europe and Japan. We continue to build our sales and marketing capabilities and capacity to expand our global reach.

Scale Through Acquisitions

Biosimulation is an exciting technology with many promising, future developments, and we believe there are numerous opportunities to pursue strategic acquisitions to accelerate our development roadmap. We have a proven record of successfully acquiring and integrating software and services companies. To date, we have acquired 15 companies of which 10 included software or technology such as Simcyp, the core of our mechanistic biosimulation platform, Xenologiq, which jumpstarted our biosimulation initiative using QSP, and Pinnacle 21, which enhances our software offerings in data management and the regulatory drug approval process. As we build out the depth and breadth of our biosimulation platform, we continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.

Inspire Our People

Our more than 1,100 employees are the key to our success. The diversity and depth of expertise, experience, and backgrounds in our vibrant community bring richness of ideas, problem-solving capabilities, and mutual respect. We are dedicated to attracting, retaining, and growing leading scientists and experts who are passionate about developing medicines that matter. We strive to encourage intellectual curiosity and offer a myriad of professional development opportunities. We continue to invest in our people to help them thrive and solidify our position as an employer of choice in our industry.

The Certara End-to-End Platform

We provide both software and technology-driven services to enable customers to realize the full benefits of biosimulation in drug discovery, preclinical and clinical research, regulatory submission, and market access. Our software is primarily subscription-based with licenses ranging from one to three years.

Certara End-to-end Platform

Software

Our software, utilized by more than 20,000 licensed users in biosimulation and 40,000 more in regulatory, compliance and market access, addresses seven main applications: 1) mechanistic biosimulation; 2) empirical pharmacokinetic and pharmacodynamic biosimulation; 3) data standardization and compliance software; 4) scientific informatics 5) clinical outcomes databases for biosimulation; 6) authoring and management of regulatory submissions; and 7) market access communication. We deploy our software to customers on public and private cloud networks, on-premises, and in data centers.

●	Mechanistic Biosimulation Platform (Simcyp): Mechanistic biosimulation predicts both how a drug is handled within the body (known as “pharmacokinetics” or “PK”) and drug effect (known as “pharmacodynamics” or

“PD”), without the need for actual in vivo human or animal studies. Eighteen of the top 20 biopharmaceutical companies by R&D spend in 2020 used the Simcyp Platform in 2021. Simcyp includes three main modules:
●	Physiologically-based pharmacokinetic (“PBPK”) modeling and simulation: Our industry-standard Simcyp PBPK Simulator includes a whole-body model to run virtual “what if?” scenarios without human clinical studies. One benefit is understanding how dosing should be adjusted for special populations such as children or the elderly. A second is to identify potential drug-drug interactions so they can be included on drug labels to make the product safer. Simcyp is used by 11 regulatory agencies to evaluate submissions.
●	Quantitative systems pharmacology: A rapidly growing field in biosimulation, QSP combines computational modeling and vast amounts of ‘omics (e.g., genomics, proteomics, metabolomics) data to predict clinical efficacy outcomes for novel targets, drug modalities, and combination therapies. By using QSP to understand the physiological mechanisms driving efficacy, customers can terminate unpromising discovery programs earlier, and promote stronger candidates to clinical testing, thus reducing costly late-stage failures. Once marketed, the same physiological knowledge can differentiate launch messaging, helping the drug to stand out from the competition.
●	Quantitative systems toxicology and safety: Secondary Intelligence, our QSTS software, integrates toxicology with quantitative analysis of large networks of molecular and functional biological changes to identify drug toxicity and adverse drug reactions earlier.

Our Simcyp Platform has generated results that inform more than 250 label claims for nearly 90 drugs. Had customers attempted to acquire the same information through conventional human trials, we believe they would have faced millions of dollars in additional costs and significant launch delays, given that clinical trials are estimated to take 1 to 2.5 years on average and cost many millions of dollars, according to Nature Reviews Drug Discovery.

●	Empirical PK/PD Biosimulation Platform (Phoenix): Once our customers have empirical data from their actual trials assessing drug dissolution, blood concentration, and effect, they must interpret the data and make interpolations and extrapolations to inform dosing, handling of drug-drug interactions, and formulation decisions for subsequent trials and for patient use after launch. Phoenix includes multiple modules for the full empirical biosimulation workflow including conventional and biosimulation-driven interpretation (WinNonlin, NLME, and IVIVC), and related workflow modules for validated data handling, model management, and regulatory reporting (PK Submit, Certara Integral, Validation Suites). Customers benefit by gaining a validated, streamlined workflow for reporting their clinical pharmacology information to the FDA and other agencies. Furthermore, customers can be confident they are using the same tools used by regulators to evaluate their products.
●	Data Standardization and Compliance Software (Pinnacle 21 Enterprise): Pinnacle 21 Enterprise helps to ensure that submission data is compliant with regulatory standards, which helps to enable a more efficient review process. Data standards are complex and increasingly challenging to adhere to as the volume of data in clinical trials continues to grow. Pinnacle 21 Enterprise creates consistent, compliant, and high-quality datasets that reduce the risk of costly regulatory delays, while accelerating the speed and efficiency of developing and bringing drugs to market. It is the same tool used by the FDA and Japan’s PMDA to review the quality of submissions.
●	Scientific Informatics Platform (D360): D360 provides customers with self-service access and analytics to manage their small molecule and biologics discovery projects. The platform includes chemical structure search capabilities for structure-activity relationship analysis, molecular design tools and visualization solutions. The product connects seamlessly with biology and chemistry data systems from third-party companies, without extensive IT setup and maintenance.
●	Clinical Outcomes Databases for Biosimulation (CODEx): Our customers license our 55 proprietary CODEx databases in a range of disease areas for meta-analysis of a new drug’s safety and efficacy in relation to competitive products. The databases cover more than 10,000 clinical trials and observational studies and are accessible via an online portal with analytical and visualization tools.

●	Authoring and Management of Regulatory Submissions Platform (GlobalSubmit): Our customers license our advanced, cloud-based electronic common technical document (“eCTD”) software for publishing, review, validation, and electronic filing of regulatory submissions.
●	Market Access Communication Platform (BaseCase): We license a cloud-based SaaS platform for drag-and-drop visualization of biosimulation results and other complex data. Customers use our software to communicate the value of a new therapy to payors and providers to gain formulary acceptance and reimbursement.

Technology-Driven Services

Our technology-driven, biosimulation services help customers who do not have staff capability or availability to gain the benefits of biosimulation. We also provide related, technology-driven services to guide our customers’ new drugs through the regulatory submission process and into the market. Our technology-driven services include integrated drug development services include mechanistic biosimulation, empirical biosimulation, drug development and regulatory writing and medical communications, regulatory operations, and market access. Regulatory agencies promote and endorse the use of biosimulation in drug development as “model informed drug discovery and development,” which integrates our software and technology-driven services to inform key decisions during drug discovery, development, approval, and subsequent market access.

●	Mechanistic Biosimulation: We utilize our Simcyp Platform for predicting PK to determine first-in-human dose selection, design more efficient and effective clinical studies, evaluate new drug formulations, and predict drug-drug interactions. We use our QSP and QSTS software to advise customers on target selection and ranking and strategies for avoiding toxicities.
●	Empirical Biosimulation: We use our Phoenix Platform and other tools to provide a wide range of quantitative biosimulation approaches such as non-compartmental analysis, PK/PD modeling, and population PK/PD analyses.
●	Drug Development and Regulatory Strategy: We develop and deliver drug development and regulatory plans and provide high-level regulatory input to customer projects, incorporating biosimulation and supporting decision making through critical development and investment stage gates.
●	Clinical Pharmacology: We provide early-phase development plans and study designs across the development life cycle, often incorporating biosimulation. We use clinical pharmacology gap analysis and modeling to anticipate and manage development risks.
●	Model-Based Meta-Analysis: We utilize curated clinical trial and real-world data from our CODEx clinical outcomes database platform together with model-based meta-analysis to assess a new drug’s safety and efficacy in relation to competitive products.
●	Regulatory Writing and Medical Communications: We support submissions from early-stage investigational new drugs to late-stage new drug applications, biologics license applications, and market authorization applications, by writing regulatory documents such as clinical study protocols/reports, safety submissions, and other summary documents for submission to the FDA and global regulatory authorities. We manage technical editing including transparency and disclosure services to ensure that our customers’ regulatory documents are “filing-ready.” Our team also offers advanced publication planning and writing support for scientific and medical publications. We deploy natural language processing software and other technology to enable efficient and scalable document creation.
●	Regulatory Operations: We manage the submission of regulatory documents using our GlobalSubmit platform. Our submission management services include submission leadership, program management and planning, due diligence and readiness preparation, submission compilation, and eCTD publishing. We support applications to all major health agencies, including the FDA, Europe’s EMA, Health Canada, Japan’s PMDA, and China’s NMPA.
●	Market Access: We assist customers in demonstrating the value of new drugs and health technologies to payors and other stakeholders to support their efforts in securing reimbursement and access in global markets. These services include conducting real-world evidence and health economics outcomes research, delivering value and access consultancy solutions, creating cost and comparative effectiveness models to support pricing and payor reimbursement, and collecting and analyzing real-world data for use in market and payor communications.

Sales and Marketing

Our sales and marketing functions pursue a coordinated approach with a global commercial team of business development, product management, and marketing experts. Our global commercial team collaborates with our scientists, subject matter experts, and technologists to engage with customers and prospects to understand their needs and offer tailored solutions with our biosimulation software and technology-driven services. Our scientists and experts have authored thousands of scientific publications, posters, and articles to share biosimulation knowledge and methods to advance adoption. We also partner with software distributors in global regions to expand our reach.

Competition

The market for our biosimulation products and related services for the biopharmaceutical industry is competitive and highly fragmented. In biosimulation software market, we primarily compete with companies smaller than ourselves, such as Simulations Plus and NONMEM, a division of ICON. Other competitors include Schrodinger, open-sourced solutions such as R and PK-Sim, and internally-developed software in biopharmaceutical companies. We generally compete in the biosimulation software market on the basis of the quality and capabilities of our products, our scientific and technical expertise, our ability to innovate and develop solutions attractive to customers, our customer and regulatory agency partnerships, and price, amongst other factors.

Our technology-driven services generally compete with companies significantly smaller than ourselves, such as Metrum Research Group and Simulations Plus. We also face competition in this space from in-house teams at biopharmaceutical companies and academic and government institutions. In some standard biosimulation services and in regulatory science and market access, we compete with contract research organizations. We generally compete in the technology-driven services markets on the basis of our reputation and experience, our expertise and the qualifications of our team, our ability to offer services attractive to customers, and price, amongst other factors.

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

We also maintain a portfolio of issued and pending patents in several of jurisdictions in which we do business. As of December 31, 2021, our patent portfolio consisted of 26 issued patents and 7 pending patent applications related to our software and technology. We do not currently consider any of our issued patents to be material to our business. Several of our most recently filed patent applications relate to our liquid biopsy project, and describe a method of gleaning information from a simple blood test that can be used to predict and optimize how that individual patient will absorb and metabolize a drug, thereby allowing a clinician to determine the optimal dosing of a drug on an individual basis. We believe these patent applications, if issued, will accelerate our leadership in individualized precision dosing. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors.

We also have applied for and/or obtained and maintain registration in the United States and other countries for numerous trademarks, including Certara, Simcyp, Phoenix, Pinnacle 21, Virtual Twin, WinNonlin, and BaseCase. We pursue trademark registrations to the extent we believe doing so would be beneficial to our competitive position.

We are not presently a party to any legal proceedings relating to intellectual property that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

Human Capital

We are led by a diverse, global, and talented team of scientists, software developers, and subject matter experts who seek to understand our customers’ challenges and are dedicated to tackling these challenges. As of December 31, 2021, we employed a total of 1,114 individuals, including 1,054 full-time employees and 60 part-time employees, of which 352 held Ph.Ds. in their respective disciplines, including clinical pharmacology and pharmacometrics. As of December 31, 2021, we employed 336 scientists, 241 regulatory experts, 78 market access specialists, and 134 software developers and technologists. Most of the senior management team and the members of our board of directors hold either PhDs and/or other advanced degrees. We are very proud to say that some of the world-leading experts in biosimulation, drug discovery and development, software development, regulatory science, and market access work and thrive at Certara. We offer employees a myriad of professional development opportunities and encourage a performance-driven environment. In 2021, we focused on creating a robust culture in a remote work environment to encourage retention and engagement, and instituted a number of health and wellness initiatives, such as a global fitness challenge. We also enhanced our diversity and inclusion programs, including instituting company-wide unconscious bias training and expanding our recruiting efforts to reach a more diverse talent pool, in keeping with our CEO’s pledge to act on supporting a more inclusive workplace. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are positive.

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

Privacy and Security Laws

The collection, processing, use, disclosure, disposal and protection of information about individuals, in particular healthcare data, is highly regulated both in the United States and other jurisdictions, including but not limited to, under Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”); U.S. state privacy, security and breach notification and healthcare information laws; the European Union’s General Data Protection Directive (“GDPR”; and other European privacy laws as well as privacy laws being adopted in other regions around the world. Although most of the clinical data we receive from our customers is de-identified, in certain parts of our business, such as our real-world data and analytics program, we hold confidential personal health and other information relating to persons who have been, are and may in the future be involved in clinical trials. The possession, retention, use and disclosure of such information is highly regulated, including under the laws and regulations described above. These data privacy and security regulations govern the use, handling and disclosure of information about individuals and, in the case of HIPAA, require the use of standard contracts, privacy and security standards and other administrative simplification provisions. In relation to HIPAA, we do not consider our service offerings to generally cause us to be subject as a covered entity; however, in certain circumstances we are subject to HIPAA as a business associate and may enter into business associate agreements with our customers who are covered entities under HIPAA. These business associate agreements define our obligations to safeguard the personal health information of patients provided by our customers. We have adopted identity protection practices and have implemented procedures to satisfy data protection requirements and safeguards regarding the creation, receipt, maintenance and transmission of protected health information.

In addition, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals, including health-related information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle information about individuals and choices individuals may have about the way we handle their information. Certain states have also adopted robust data privacy and security laws and regulations. For example, the California Consumer Privacy Act (“CCPA”), which took effect in 2020, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. Protected health information that is subject to HIPAA is excluded from the CCPA, however, information we hold about individuals which is not subject to HIPAA would be subject to the CCPA It is unclear how HIPAA and the other exceptions may be applied under the CCPA.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area (“EEA”) to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the Privacy Shield under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty. We have previously relied on our own Privacy Shield certification and our relevant customers’/ clients’/ partners’/ providers’/ third parties’ Privacy Shield certification(s) for the purposes of transferring personal data from the EEA to the United States in compliance with the GDPR’s data export conditions. We also currently rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States, among other data transfer mechanisms pursuant to the GDPR, but excluding Privacy Shield.

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

Available Information

Our Investor Relations website is located at https://ir.certara.com. We have used, and intend to continue to use, our Investor Relations website and our corporate website located at www.certara.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our Investor Relations website as soon as reasonably practicable after we file them with, or furnish them to, the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders, as applicable (as well as any amendments to those reports). These documents are also available for download free of charge through a link on our Investor Relations website. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information about reporting issuers, like us, that file electronically with the SEC. Our internet website and the information contained therein or connected to or linked from our internet web site are not incorporated information and do not constitute a part of this Annual Report.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	Deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery and development by regulatory authorities or academic institutions could damage our reputation or reduce the demand for our products and service.
●	We compete in a competitive and highly fragmented market.
●	Our business may be subject to risks arising from natural disasters and epidemic diseases, such as the recent COVID-19 pandemic.
●	Changes or delays in government regulation relating to the biopharmaceutical industry could decrease the need for some of the services we provide.
●	Reduction in research and development spending by our customers for a variety of reasons, as well as delays in the drug discovery and development process, may reduce demand for our products and services and negatively impact our results of operations and financial condition.
●	Consolidation within the biopharmaceutical industry may reduce the pool of potential customers for our products and services or reduce the number of licenses for our software products.
●	As customers increase their utilization of our products and services, we may be subject to additional pricing pressures.
●	Our continued revenue growth depends on our ability to successfully enter new markets, increase our customer base and expand our relationship and the products and services we provide to our existing customers.

●	Delays or defects in the release of new or enhanced software or other biosimulation tools may result in increased cost to us, delayed market acceptance of our products, diminished demand for our products, delayed or lost revenue, and liability.
●	If our existing customers do not renew their software licenses, do not buy additional solutions from us or renew at lower prices, our business and operating results will suffer.
●	Our customers may delay or terminate contracts, or reduce the scope of work, for reasons beyond our control, or we may underprice or overrun cost estimates with our fixed-fee contracts, potentially resulting in financial losses.
●	We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.
●	We have government customers and have received government grants, which subject us to risks including early termination, audits, investigations, sanctions, or penalties.
●	Our recent growth rates may not be sustainable or indicative of future growth.
●	We regularly evaluate potential acquisitions of other companies and technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
●	Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited.
●	We are subject to risks associated with the operation of a global business.
●	We are subject to the FCPA and the Bribery Act and similar anti-corruption laws and regulations in other countries. Violations of these laws and regulations could harm our reputation and business, or materially adversely affect our business, results of operations, financial condition and/or cash flows.
●	Our failure to comply with trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.
●	Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time consuming to defend.
●	Our insurance coverage may not be sufficient to avoid material impact on our financial position resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage on attractive terms, or at all, in the future.
●	If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be liable for significant costs or penalties and our reputation could be harmed.
●	We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations and/or financial condition.
●	We may need additional funding. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully.
●	Our bookings might not accurately predict our future revenue, and we might not realize all or any part of the anticipated revenue reflect in our backlog.
●	We rely upon third-party providers of cloud-based infrastructure to host our software solutions. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
●	If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the internet, customer satisfaction and our reputation could be harmed and customer contracts may be terminated.
●	Our software solutions utilize third-party open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business, subject us to litigation and create potential liability.
●	If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

●	We are subject to numerous privacy and data security laws and related contractual requirements and our failure to comply with those obligations could cause us significant harm.
●	We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
●	Failure to comply with requirements to design, implement and maintain effective internal controls, or inability to timely remediate internal controls that are deemed ineffective could have a material adverse effect on our business and stock price.
●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters, which could limit our stockholder’s ability to obtain a favorable judicial forum for disputes with us or our current and former directors, officers, employees or stockholders.
●	Our board of directors are authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Risks Related to Our Industry

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

Our software products are licensed by the FDA, Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) and 15 other regulatory authorities, who use them in assessing new drug applications. These licenses, which accounted for 0.1 % of our annual revenue in 2021, are typically renewed on an annual basis, and there is no obligation for these regulatory authorities to renew these licenses at the same or any level. Although we do not believe that reduction or elimination of the use of any of our software products that are currently licensed by regulatory authorities would have a direct impact on the use of those products by our industry customers, it could diminish our reputation and negatively impact our ability to effectively market and sell our software products, particularly if such move were part of a wider reversal of government or regulatory acceptance of in silico data.

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

The market for our biosimulation products and related services for the biopharmaceutical industry is competitive and highly fragmented. In biosimulation software, we compete with other scientific software providers, technology companies, in-house development by biopharmaceutical companies, and certain open source solutions. In the technology-driven services market, we compete with specialized companies, in-house teams at biopharmaceutical companies, academic and government institutions. In some standard biosimulation services, and in regulatory, and market access, we also compete with contract research organizations. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, research and development and other resources. Some of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on those specific markets. Some competing products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development. Some clinical research organizations or technology companies may decide to enter into or expand their offerings in the biosimulation area, whether through acquisition or internal development. We also face competition from open source software initiatives, in which developers provide software and intellectual property free of charge, such as R and PK-Sim software. In addition, some of our customers spend significant internal resources in order to develop their own solutions. There can be no assurance that our current or potential competitors will not develop products, services or technologies that are comparable, or superior to, or will render obsolete, the products, services and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than we do to technological advances and customer demands, thereby increasing such competitors’ market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition and results of operations.

Changes or delays in government regulation relating to the biopharmaceutical industry could decrease the need for some of the services we provide.

Governmental agencies throughout the world strictly regulate the biopharmaceutical development process. Our business involves helping biopharmaceutical companies strategically and tactically navigate the regulatory approval process. New or amended regulations are expected to result in higher regulatory standards and potentially additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of streamlined or expedited approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our regulatory strategy services less competitive, could eliminate or substantially reduce the demand for our regulatory services. Regulatory developments that could potentially increase demand for our services could also be postponed or not fully implemented. For example, we provide a technology-driven service for automated redaction of these large, complex documents. The EMA issued proposed rules that would require our customers to publish suitably redacted clinical reports submitted as part of a regulatory application. The EMA has since delayed implementation of this requirement, reducing demand for our document redaction technology and services. Any material decrease or delay in demand for our technologies or services may have a material adverse effect on our business, financial condition and results of operations.

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

Our customers’ profitability could decline as a result of efforts by government and third-party payors to reduce the cost of healthcare. Governments worldwide have increased efforts to expand healthcare coverage while at the same time curtailing and better controlling the increasing costs of healthcare. If cost-containment efforts or other measures substantially change existing insurance models and limit our customers’ profitability, our customers may decrease research and development spending, which could decrease the demand for our services and materially adversely affect our growth prospects. In addition, industry trends, economic factors, regulatory developments, patent protection and political and other events and circumstances that affect the biopharmaceutical industry, such as volatility or declines in securities markets limiting capital and liquidity, decreased government funding of scientific research, or other circumstances that decrease our customers’ research and development spending also affect us.

Delays in the biopharmaceutical development cycle, particularly related to clinical trials being delayed or canceled, such as those caused by the recent COVID-19 pandemic, could also impact the demand or timing for our products and services.

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

A significant portion of our customer base consists of biopharmaceutical companies, and our revenue is dependent upon expenditures by these customers. Consolidation through mergers or contraction through business failures within the biopharmaceutical industry may reduce the number of potential customers, particularly larger customers, for our products and services. Consolidation of major biopharmaceutical companies could result in consolidation of software licenses used by those companies, reduction of the number of individual user licenses, or increased pressure to negotiate price discounts or other terms for service that are less favorable to us, which may have a material adverse effect on our revenue and financial condition. Personnel redundancies and layoffs by merged companies to achieve deal synergies would result in a commensurate reduction in total users of our software, reducing the license fees we charge based on number of users.

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

Our strategy also includes expanding into new markets, new geographies, and new areas within our existing markets, either organically or by acquiring other companies in these markets. If our strategies are not executed successfully, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or new customers. We cannot guarantee that we will be able to identify new biosimulation or regulatory and market access technologies of interest to our customers, or develop or acquire them in a timely fashion. Even if we are able to identify and develop new technologies and biosimulation tools of interest, we may not be able to negotiate license agreements on acceptable terms, or at all. Some of our products, such as our QSP models, require significant time and investment to develop to a point where they can achieve market acceptance, and we may not be able to develop them at a rate that matches market demand. We may also face more significant pricing pressure as we expand geographically and our customer profile evolves. For example, smaller biotechnology companies, or companies based in countries that have less developed economies, may not be able to afford our products and services at our customary rates. If we are unable to develop or acquire new services and products and/or create demand for those newly developed services and products, accelerate the development of products where there is a market demand, or maintain or increase our historic pricing levels, our future business, results of operations, financial condition and cash flows could be adversely affected.

Our business may be subject to risks arising from natural disasters and epidemic diseases, including the ongoing COVID 19 pandemic.

We may be subject to risks related to natural disasters and public health crises, such as the ongoing global COVID 19 pandemic.

The COVID 19 pandemic, and the numerous variants that have emerged in the last year, such as the Delta and Omicron variants, have also had a significant and sustained negative impact on the global economy and a negative impact on many of our customers. Some of our customers have experienced or may in the future be adversely impacted by supply chain interruptions, disruptions or delays to pipeline development and clinical trials, costs associated with the COVID 19 pandemic and interruptions or delays in regulatory approvals due to the impact of the COVID 19 pandemic on the operations of certain regulatory authorities. These and other adverse impacts on our customers and economic conditions related to the COVID 19 pandemic may cause our customers to delay or cancel projects or significantly scale back their operations or research and development spending and limit the use of third parties, which could have a material adverse effect on our business.

We have undertaken several actions to mitigate and/or limit the spread of COVID 19 amongst our employees, including restricting employee travel, closing our offices in compliance with local guidelines and, when reopening offices, implementing a number of safety measures, such as requiring U. S. employees to be fully vaccinated before returning to the office, increasing sanitation, use of personal protective equipment, and limiting the number of employees at each location. However, even if we follow what we believe to be best practices, we may not be able to prevent the transmission of SARS-CoV 2 between employees. Any incidents of actual or perceived transmission may expose us to liability claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

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

In addition to the current COVID 19 pandemic, our business could be negatively impacted by other natural disasters, such as new disease epidemics, significant weather events, the outbreak of war or acts of terrorism, such as the conflict between Russia and Ukraine, or other “acts of God,” each of which may be exacerbated by the effects of global climate change. We are a global company with offices in many countries. Disruptions in the infrastructure, either on a local or global scale, caused by these types of events could adversely affect our ability to serve our customers.

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

We expect to continue to derive a significant portion of our software revenues from the renewal of existing license agreements. As a result, maintaining the renewal rate of our existing customers and selling additional software solutions to them is critical to our future operating results. Factors that may affect the renewal rate for our customers and our ability to sell additional solutions to them include:

●	the price, performance and functionality of our software solutions;
●	the availability, price, performance and functionality of competing products;
●	the effectiveness of our professional services;
●	ability to develop complementary software solutions, applications and services;
●	the stability, performance and security of our technological infrastructure; and
●	the business environment of our customers.

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

Many of our technology-driven service contracts may be terminated by the customer at its discretion immediately or after a short notice period without penalty. Customers terminate, delay or reduce the scope of these types of contracts for a variety of reasons, including but not limited to:

●	lack of available funding or financing;
●	mergers or acquisitions involving the customer;
●	a change in customer priorities;
●	Covid-19 impact on client trial operations;
●	delay or termination of a specific product candidate development program; and
●	the customer decides to shift business to a competitor or to use internal resources.

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

Many of our contracts with customers also provide for services on a fixed-price or fee-for-service with a cap basis. Accordingly, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. In these situations, we attempt to revise the scope of activity from the contract specifications and negotiate contract modifications shifting the additional cost to the customer, but are not always successful. If we fail to adequately price our contracts or if we experience significant cost overruns (including direct and indirect costs such as pass-through costs), or if we are delayed in, or fail to, execute contract modifications with customers increasing the scope of activity, our results of operations could be materially adversely affected. From time to time, we have had to commit unanticipated resources to complete fixed-fee projects, resulting in lower margins and profitability on those projects. We might experience similar situations in the future, which could have a material adverse impact on our results of operations and cash flows.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

Our success depends to a significant extent on the continued services of our senior management and other key contributors throughout our business. As of December 31, 2021, 352 of our employees held PhDs, PharmDs, or MDs. It is challenging to attract and retain critical and qualified employees because of the specialized scientific nature of our business and significant competition for qualified personnel in the biopharmaceutical industry. Many of our scientists also play a significant role in marketing and selling our products and services to new and existing customers. If any of our senior scientists or members of senior management team, such as our CEO, CFO or division presidents, do not continue in their present positions, our operations could be disrupted. Compensation for our employees makes up our most significant fixed cost. Unexpected revenue shortfalls in the future and rapid wage inflation may make it difficult for us to retain all of our employees. The loss of any key employee, or our inability to continue to recruit, retain and motivate key personnel, replace departed personnel in a timely fashion, or train our scientists to develop new business, may adversely impact our ability to compete effectively and grow our business and negatively affect our ability to meet our short and long-term financial and operational objectives.

We have government customers and have received government grants, which subject us to risks including early termination, audits, investigations, sanctions, or penalties.

We derive limited revenue from contracts with U. S. government, including the FDA and the Center for Disease Control and Prevention within the Department of Health and Human Services. We have also accepted limited grant funds from governmental entities, whereby we are reimbursed for certain expenses incurred, subject to our compliance with the specific requirements of the applicable grant, including rigorous documentation requirements. We may enter into further contracts with the U.S. or foreign governments in the future, or accept additional grant funds. These subject us to statutes and regulations applicable to companies doing business with the government. These types of contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify our federal government contracts, in whole or in part, at the government’s convenience or in the government’s best interest, including if funds become unavailable to the applicable government agency. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company may be liable for any extra costs incurred by the government in procuring undelivered items from another source. Further, the laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and interested parties may challenge the award of a government contract at the U.S. Government Accountability Office (“GAO”) or in federal court. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment.

In addition, government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	compliance with complex regulations for procurement, formation, administration, and performance of government contracts under the Federal Acquisition Regulations, agency-specific regulations supplemental to the Federal Acquisition Regulations, and regulations specific to the administration of grants by the U.S. government.
●	specialized disclosure and accounting requirements unique to government contracts and grants.
●	mandatory financial and compliance audits that may result in potential liability for price or cost adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government.
●	public disclosures of certain contract, grant, and company information; and
●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

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

We have experienced significant growth in recent years. Revenue increased from $243.5 million for 2020 to $286.1 million for 2021. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various product offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our customer base may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

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

Furthermore, acquired businesses may change or increase the risks to which we are exposed. For example, in October 2021 we acquired Pinnacle, whose software is used by the FDA and PMDA to validate compliance with the Clinical Data Interchange Standards Consortium (CDISC) standards. As a result, this acquisition increased our exposure to risks related to changes in the FDA’s or the PMDA’s regulatory standards and risks related to government customers.

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

We derive a significant portion of our total revenue from our operations in international markets. During the years ended December 31, 2021 and 2020, 29% and 26%, respectively, of our revenues were transacted in foreign currencies, the majority of which included the British pound sterling, the euro and Japanese yen. Our global business may be affected by local economic conditions, including inflation, recession and currency exchange rate fluctuations. Changes in the value of the U.S. dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our net earnings could be materially adversely affected. In addition, political and economic changes, including international conflicts and terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition and operating results. Although we do not believe the current conflict between Russia and Ukraine poses any immediate material impact to our business, if the conflict intensifies or expands beyond Ukraine, it could have an adverse impact on our business, particularly our operations in Poland and our ability to use consultants in that that region of the world. We could also experience a delay or cancellation of work orders to the extent they rely on clinical trials being conducted in Ukraine. Potential trade restrictions, exchange controls, adverse tax consequences and legal restrictions may affect our revenue from customers located outside the United States and the repatriation of funds into the United States. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements and longer accounts receivable cycles in certain foreign countries. Foreign currency exchange rate hedges, transactions, re-measurements, or translations could also materially impact our financial results. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial.

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

We are subject to claims that arise in the ordinary course of business, such as claims in connection with commercial disputes, employment claims made by our current or former employees, or claims brought by third-parties for failure to adequately protect their personal data.  Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and operating results. Insurance may not cover such claims, may not be sufficient for one or more of such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, financial condition and results of operations.

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

The services we provide to biopharmaceutical companies and other customers are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, some of our services must adhere to regulatory requirements of the FDA governing our activities relating to preclinical studies and clinical trials, including GLP and GCP. Additionally, we are subject to compliance with FDA’s regulations set forth in part 11 of title 21 of the Code of Federal Regulations, which relates to the creation, modification, maintenance, storage, retrieval, or transmittal of electronic records submitted to the FDA. FDA may also issue or finalize guidance documents that may have implications for our customers and our products, platforms, and services. We may be subject to inspection by regulatory authorities in connection with our customers’ marketing applications and other regulatory submissions. If we fail to perform our services in accordance with regulatory requirements, regulatory authorities may take action against us or our customers for failure to comply with applicable regulations governing the development and testing of therapeutic products. Regulatory authorities may also disqualify certain data or analyses from consideration in connection with applications for regulatory approvals, which would result in our customers not being able to rely on our services in connection with their regulatory submissions and may subject our customers to additional or repeat clinical trials and delays in the development and regulatory approval process. Mistakes in providing services to our customers, such as dosing models, could affect medical decisions for patients in clinical trials and create liability for personal injury. Such actions may include sanctions, such as warning or untitled letters, injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, loss of accreditation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Customers may also bring claims against us for breach of our contractual obligations or errors in the outcomes of our products or services, may terminate their contracts with us and/or may choose not to award further work to us. Any such action could have a material adverse effect on our reputation, business, financial condition and results of operations.

We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations and/or financial condition.

Our ten largest customers accounted for 29% and 28% of revenues for the years ended December 31, 2021 and 2020, respectively. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.

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

As of December 31, 2021, we had cash and cash equivalents of $185.8 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements for an extended period. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

●	the growth of our revenue;
●	the growth of our employee base;
●	the timing and launch of new products;
●	the continued expansion of sales and marketing activities; and
●	mergers and acquisitions of technologies or services complementing or extending our biosimulation, regulatory science and market access businesses.

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

Our bookings for the year ended December 31, 2021 were $341.7 million compared to bookings of $288.3 million for the year ended December 31, 2020. Although an increase in bookings will generally result in an increase in future revenue to be recognized over time (depending on future contract modifications, contract cancellations and other adjustments), an increase in bookings at a particular point in time does not necessarily correspond to an increase in revenues during a particular period. The timing and extent to which bookings will result in direct revenue depends on many factors, including the timing of commencement of work, the rate at which we perform services, scope changes, cancellations, delays, receipt of regulatory approvals and the nature, duration, size, complexity and phase of the studies. In addition, delayed projects remain in bookings until they are canceled. As a result of these factors, our bookings are not necessarily a reliable indicator of future direct revenue and we might not realize all or any part of the revenue from the authorizations in bookings as of any point in time.

Risks Related to Intellectual Property, Information Technology and Data Privacy

We rely upon third-party providers of cloud-based infrastructure to host our software solutions. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition, and results of operations.

We outsource substantially all of the infrastructure relating to our hosted software solutions to third-party hosting services. Customers of our hosted software solutions need to be able to access our software platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our hosted software solutions depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect our cloud-based solutions. Work-from-home and other measures introduced to mitigate the spread of the COVID 19 pandemic have impacted our third-party vendors by increasing operational challenges and risks, including vulnerabilities to cybersecurity and information technology infrastructure threats. A prolonged service disruption affecting our cloud-based solutions for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

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

Our solutions involve the collection, analysis and retention of our customers’ proprietary information related to their drug development efforts, including clinical data. Unauthorized access to this information or data, whether by third-party action or employee error, and whether deliberate or unintentional, could result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability. Our increased reliance on remote access to our information systems due to the COVID 19 pandemic has increased our exposure to potential cybersecurity breaches and the risk of loss or exposure of such information and data. Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations and such third-parties may also suffer cybersecurity incidents. Depending on their nature and scope, this could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including information about our customers and employees) and the disruption of business operations.

If there is a cybersecurity incident and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individuals and may be subject to significant fines and penalties. Further, under certain regulatory schemes, such as the CCPA, individuals may bring private claims and we may be liable for statutory damages. Further, if the technical and operational solutions we have adopted to maintain data security fail, our existing and potential customers may lose confidence in our ability to maintain the confidentiality of their intellectual property, we may be subject to breach of contract claims by our customers and we may suffer reputational and other harm as a result. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. Defending against investigations, claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our reputation, business, financial condition and results of operations.

We are subject to numerous privacy and data security laws and related contractual requirements and our failure to comply with those obligations could cause us significant harm.

In the normal course of our business, we collect, process, use and disclose information about individuals, including protected health information and other patient data, as well as information relating to health professionals and our employees. The collection, processing, use, disclosure, disposal and protection of such information is highly regulated both in the U. S. and other jurisdictions, including but not limited to, under HIPAA, as amended by HITECH; United States state privacy, security and breach notification and healthcare information laws; the European Union’s GDPR; and other European privacy laws as well as privacy laws being adopted in other regions around the world. These laws and regulations are complex and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain and potentially inconsistent. In addition, our collection, processing, use, disclosure, and protection of information is subject to related contractual requirements. Compliance with such laws and related contractual requirements may require changes to our collection, use, transfer, disclosure, or other processing of information about individuals, and may thereby increase compliance costs. Failure to comply with such laws and/or related contractual obligations could result in regulatory enforcement or claims against us for breach of contract, or may lead third parties to terminate their contracts with us and/or choose not to work with us in the future. Should this occur, there could be a material adverse effect on our reputation, business, financial condition, and results of operations.

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

The GDPR became enforceable on May 25, 2018. The GDPR regulates our processing of personal data, and imposes stringent requirements. The GDPR includes sanctions for violations up to the greater of €20 million or 4.0% of worldwide gross annual revenue and applies to services providers such as us. In addition, following the transitional period following Brexit, we must comply with the GDPR and also the UK GDPR, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example how data transfers between EU member states and the United Kingdom are treated and the role of the Information Commissioner’s Office following the end of the transitional period. These changes will lead to additional costs and increase our overall risk exposure.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, e.g. on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. Even with the additional clarity provided by these developments, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. The concerns raised by the CJEU relating to the perceived risks of transferring personal data to the United States, and the ability of the standard contractual clauses to address those risks, persist under the new standard contractual clauses framework. We have previously relied on our own Privacy Shield certification and our relevant customers’ and third parties’ Privacy Shield certification(s) for the purposes of transferring personal data from the EEA to the United States in compliance with the GDPR’s data export conditions. We also currently rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States.  If all or some jurisdictions within the European Union or the United Kingdom determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the European Union to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the European Union, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business.

We believe we maintain adequate processes and systems to ensure our and our customers’ compliance with the requirements of the GDPR, but it is possible that we could fail to comply or that we could incur liability due to the acts or omissions of our customers. Further, these recent developments will require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/ in the United States. In the event we are not able to secure indemnification or the indemnification and any insurance coverage is inadequate to cover our losses, we could suffer significant financial, operational, reputational and other harm and our business, results of operations, financial condition and/or cash flows could be materially adversely affected. Furthermore, as supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

As of December 31, 2021, we had $300.5 million in total borrowings under our credit agreement, originally dated July 15, 2017 (“Credit Agreement”) and third modification on June 17, 2021. As of December 31, 2021, we had a $100.0 million revolving credit facility under our Credit Agreement under which we had $99.8 million of availability after giving effect to outstanding letters of credit. In addition, subject to restrictions governing our Credit Agreement, we may incur additional debt.

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

Servicing our debt requires a significant amount of cash. For the years ended December 31, 2021 and 2020, we used operating cash of $17.9 million and $48.7 million, respectively, to service our debt. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

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

We and our subsidiaries may be able to incur substantial additional debt in the future. Although the agreements governing our Credit Agreement contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. Additionally, we may successfully obtain waivers of these restrictions. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. Our Credit Agreement includes a revolving credit facility in an aggregate principal amount of $100.0 million, with a sub-commitment for issuance of letters of credit. Under the revolving credit facility we had $99.8 million of availability as of December 31, 2021, after giving effect to outstanding letters of credit.

Risks Related to our Financial Statements and Results

Impairment of goodwill or other intangible assets may adversely impact future results of operations.

We have intangible assets, including goodwill and other finite-lived and indefinite-lived intangibles, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or other indefinite-lived intangibles. To the extent goodwill or other indefinite-lived intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of December 31, 2021, and 2020, the carrying amount of goodwill and other intangibles was $1.2 billion and $915.0 million, respectively, on our consolidated balance sheets.

Our ability to use our NOLs and R&D tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had federal and state NOLs of approximately $2.4 million and $2.6 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2040 and 2029 and 2039, respectively. We had federal R&D tax credit carryforwards of approximately $1.5 million, which expire between 2025 and 2041, and state R&D tax credit carryforwards of approximately $0.4 million with indefinite carryover period, which are available to offset future income taxes. We also had foreign tax credits of approximately $15.1 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $24.5 million which will start to expire in 2022, foreign research and development credits of $0.4 million which will start to expire in 2029, and Canadian investment tax credits of approximately $3.8 million which will expire if unused in years 2030 through 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs, R&D tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income. We have performed an analysis for the period January 1, 2021 through December 31, 2021 and determined that an ownership change did not occur during this period. We may experience further ownership changes in the future and/or subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs, R&D tax credit carryforwards and disallowed interest expense carryforwards to offset such taxable income may be subject to limitations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U. S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with customers and equity-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

As of December 31, 2021, shares held by EQT and our officers and directors in aggregate represented approximately 27.5% of our outstanding common stock. The market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under the 2020 Incentive Plan (“Plan Share Reserve”) or our 2020 Employee Stock Purchase Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 19,898,104 and 1,700,000 shares of common stock have been reserved for future issuance under the 2020 Incentive Plan and our 2020 Employee Stock Purchase Plan, respectively as of December 31, 2021. Pursuant to the terms of the 2020 Incentive Plan, the Plan Share Reserve automatically increases on the first day of each fiscal year by a number of shares of common stock equal to the lesser of (i) the positive difference, if any, between (A) 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year, and (B) the Plan Share Reserve on the last day of the immediately preceding fiscal year, and (ii) the number of shares of common stock as may be determined by the Board.

In the future, we may also issue our securities in connection with investments or acquisitions. For example, we issued 2,239,717 shares of common stock in connection with our acquisition of Pinnacle in October 2021. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution.

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

These provisions provide, among other things:

●	for the division of our board of directors into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
●	that directors may only be removed for cause, and only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of stock entitled to vote thereon, voting together as a single class;
●	for the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
●	for advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
●	that special stockholder meetings may be called only by or at the direction of our board of directors or the chairman of our board of directors; and
●	that certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws pertaining to amendments, our board of directors, limitation of director liability, stockholder consents, annual and special stockholder meetings, competition and corporate opportunities and business combinations, may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class, which limitation may have the effect of deferring, delaying or discouraging hostile takeovers, or changes in control or management of our Company.

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

As of December 31, 2021, EQT owned approximately 23.5% of our outstanding common stock. Under the terms of our stockholders agreement, EQT and certain of its affiliates have the right to nominate to our board of directors a number of nominees equal to (x) the total number of directors comprising our board of directors at such time, multiplied by (y) the percentage of our outstanding common stock held from time to time by EQT and such affiliates (with any fractional amounts are rounded up to the nearest whole number). As a result, EQT retains relatively significant influence over actions to be taken by us.

EQT is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of EQT, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. EQT also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

So long as EQT continues to own a significant amount of our outstanding common stock, even though such amount is less than 50%, they will be able to influence our decisions and, so long as EQT continues to own shares of our outstanding common stock, EQT will have the ability to nominate individuals to our board of directors. In addition, EQT will have significant influence over the outcome of all matters requiring stockholder approval, including any potential change of control of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report.

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at December 31, 2021, because of the material weakness described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We concluded that we did not have an effective information technology general controls over one of the information technology system that supports the project set-up and time submissions for services provided.  We believe these control deficiencies were a result of IT processes lacking adequate reviews and documentation to maintain effective controls related to access management, change management and review over third party service organization report. The material weakness did not result in any identified misstatements and there were no changes to previously released financial result.  We are taking steps to remediate the material weakness.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may in the future identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SOX for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report.

We incur substantial costs as a result of operating as a publicly traded company, and our management is required to devote substantial time to compliance initiatives.

As a publicly traded company, and a large accelerated filer, we incur material legal, accounting, and other expenses that we did not previously incur. In addition, the SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules of the SEC, and the stock exchange on which our common shares are listed, have imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we had 41 offices in 15 countries, with our headquarters located in Princeton, New Jersey. We lease or sublease all of our offices. None of our facilities are used for anything other than general office use. We believe that our facilities are suitable and adequate for our operations and we anticipate that additional suitable space will be available when needed. Because of the COVID-19 pandemic, in March 2020, we temporarily closed all of our offices. As of December 31, 2021, the majority of our offices have reopened, subject to a number of safety protocols consistent with local health authority guidance, such as requiring all employees accessing our U.S. offices to be fully vaccinated or limiting the number of employees who may be in a particular office at one time. We regularly reassess the safety protocols and use of specific offices based on the current prevalence of COVID-19 in a particular locale. We believe our employees have been able to maintain the same level of productivity in a remote working environment as they did prior to the pandemic, although we have seen a decrease in employee productivity as a result of the Omicron variant, which we believe will be temporary. We expect that most of our offices will re-open in some capacity once the current pandemic has abated.

As of December 31, 2021, our material operating locations, which we define as the facilities we lease with more than 10,000 square feet, were as follows:

	APPROXIMATE	LEASE EXPIRATION
LOCATION	SQUARE FOOTAGE	DATES
Wilmington, Delaware, USA	18,250	2/28/2027
Princeton, New Jersey, USA	17,560	6/30/2025
Makati, Philippines	16,710	10/31/2022
Sheffield, UK	13,910	1/28/2028
Raleigh, North Carolina, USA	11,560	8/31/2022

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Management believes that there is no pending or threatened litigation to which the Company and any of its subsidiaries, or any of the Company or its subsidiaries’ properties is the subject of or party to, which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

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

As of February 4, 2022, there were 78 holders of record of our common stock as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers, and clearing agencies.

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

The following graph compares (i) the cumulative total stockholder return on our common stock from December 11, 2020 (the date our common stock commenced trading on NASDAQ) through December 31, 2021 with (ii) the cumulative total return of the NASDAQ Index and the NASDAQ-100 Technology Sector Index over the same period, assuming the investment of $100 in our common stock and in each index on December 11, 2020 and the reinvestment of dividends. The graph uses the closing market price on December 11, 2020 of $38.08 per share as the initial value of our common stock.

As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Recent Sales of Unregistered Equity Securities

On October 1, 2021, we issued a total of 2,239,717 shares of restricted common stock, as partial consideration for our acquisition of Pinnacle (the “Pinnacle Issuance”). The Pinnacle Issuance was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on one or more of the exemptions from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section, we use the terms "Certara Inc.", "the Company","we", "us", and "our" to refer to Certara, Inc.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10K and our audited consolidated financial statements and notes thereto.

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

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements.

Executive Overview

We accelerate medicines to patients using biosimulation software, technolog, and services to transform traditional drug discovery and development. Biosimulation is a powerful technology used to conduct virtual trials using virtual patients to predict how drugs behave in different individuals. Biopharmaceutical companies use our proprietary biosimulation software throughout drug discovery and development to inform critical decisions that not only save significant time and money but also advance drug safety and efficacy, improving millions of lives each year.

As a global leader in biosimulation based on 2021 revenue, we provide an integrated, end-to-end platform used by more than 2,000 clients including biopharmaceutical companies, regulatory agencies and academic institutions across 62 countries, including 38 of the top 40 biopharmaceutical companies by R&D spend in 2020. Since 2014, customers who use our biosimulation software and technology-driven services have received 90% of all new drug approvals by the FDA. Moreover, 17 global regulatory authorities license our biosimulation software to independently analyze, verify, and review regulatory submissions, including the FDA, Health Canada, Japan’s PMDA, and China’s NMPA. Demand for our offerings continues to expand rapidly.

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

Biosimulation results need to be incorporated into regulatory documents for compelling submissions. Accordingly, we provide regulatory science solutions and integrate them with biosimulation so that our customers can navigate the complex and evolving regulatory landscape and maximize their chances of approval. Our differentiated regulatory services are powered by submissions management software and natural language processing for scalability and speed, allowing us to deliver more than 250 regulatory submissions over the past four years. Our team of regulatory professionals has extensive experience applying industry guidelines and global regulatory requirements.

The final hurdle to delivering medicines to patients is market access, defined as strategies, processes, and activities to ensure that therapies are available to patients at the right price. We believe that biosimulation and market access will continue to be increasingly intertwined as health systems and countries move toward outcomes-based pricing. We have recently expanded into technology-driven market access solutions, which help our customers understand the real-world impact of therapies and dosing regimens earlier in the process and effectively communicate this to payors and health authorities. Our solutions are underpinned by technologies such as Bayesian statistical software and SaaS-based value communication tools.

With continued innovation in and adoption of our biosimulation software, technology, and services, we believe more biopharmaceutical companies worldwide will leverage more of our end-to-end platform to reduce cost, accelerate speed to market, and ensure safety and efficacy of medicines for all patients.

Public Offerings

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

On March 29, 2021, we completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 11,500,000 shares of the Company’s common stock, including 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. We incurred costs of $1.1 million, recorded in general and administrative expenses, in relation to the secondary public offering.

On September 13, 2021, we completed another public offering, at a public offering price of $31.00 per share, pursuant to which the Company sold 4,500,000 shares of its common stock, and certain selling stockholders sold 18,500,000 shares of our common stock, including 3,000,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $134.1 million after deducting underwriters' discounts and commissions. In addition, $0.7 million of legal, accounting and other offering costs incurred in connection with the sale of the Company's common stock in the public offering were capitalized and offset against the proceeds received.

On November 22, 2021, we completed another secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of the Company’s common stock.  We did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. We incurred costs of $0.6 million, recorded in general and administrative expenses, in relation to the secondary public offering.

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

●	Bookings: Our new bookings represent a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year. See “Risk Factors — Risks Related to Our Business — Our bookings might not accurately predict our future revenue, and we might not realize all or any part of the anticipated revenue reflected in our backlog.”
●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	2019						2020					2021
	Q1	Q2		Q3	Q4	FULL YEAR	Q1	Q2	Q3	Q4	FULL YEAR	Q1	Q2	Q3		Q4	FULL YEAR
Bookings	66.6	74.7		48.5	69.6	259.5	61.0	70.1	72.9	84.3	288.3	81.9	75.1	72.3		112.4	341.7
Renewal Rate	93%	89	%(1)	95%	95%	93%	92%	96%	84%	89%	90%	92%	90%	87	%(2)	96%	92%

(1)	Due to late renewals by several large biosimulation software customers.

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

Competition

The market for our biosimulation products and related services for the biopharmaceutical industry is competitive and highly fragmented. In biosimulation software, we compete with other scientific software providers, technology companies, in-house development by biopharmaceutical companies, and certain open source solutions. In the technology-driven services market, we compete with specialized companies, in-house teams at biopharmaceutical companies, and academic and government institutions. In some standard biosimulation services, and in regulatory and market access, we also compete with contract research organizations. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, R&D, and other resources. Some of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on those specific markets. Some competing products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development. Some clinical research organizations or technology companies may decide to enter into or expand their offerings in the biosimulation area, whether through acquisition or internal development. We also face competition from open source software initiatives, in which developers provide software and intellectual property free of charge, such as R and PK-Sim software. In addition, some of our customers spend significant internal resources in order to develop their own solutions.

Impact of COVID-19

As of December 31, 2021, we believe there have been and will be short-term impacts on our business due to the Omicron variant.  With the COVID-19-related slowdown in closing out clinical trials, there have been delays in regulatory services projects.  Furthermore, the increase in COVID-19 cases with the Omicron variant reduced the capacity of our employees and clients.  We believe that these are transitory factors that we are well-equipped to manage going forward.

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

The following table reconciles Net loss to Adjusted EBITDA :

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(in thousands)
Net loss	$(13,266)	$(49,397)	$(8,926)
Interest expense(a)	16,837	25,296	28,004
Interest income(a)	(271)	(44)	(9)
(Benefit from) provision for income taxes(a)	9,891	(784)	(225)
Depreciation and amortization expense(a)	2,135	2,443	2,596
Intangible asset amortization(a)	42,980	40,310	38,964
Currency (gain) loss(a)	(175)	715	431
Equity-based compensation expense(b)	29,483	64,507	1,691
Acquisition-related expense(c)	11,241	1,456	2,471
Integration expense(d)	31	78	546
Transaction related expenses(e)	2,754	1,908	—
Severance expense(f)	60	557	2,057
Reorganization expense(g)	—	525	222
Loss on disposal of fixed assets(h)	351	19	113
Executive recruiting expense(i)	733	288	476
First-year Sarbanes-Oxley and ASC 842 implementation costs(j)	929	—	—
Adjusted EBITDA	103,713	87,877	68,411

The following table reconciles Net loss to Adjusted Net Income(Loss):

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

	(in thousands)
Net loss	$(13,266)	$(49,397)	$(8,926)
Currency (gain) loss(a)	(175)	715	431
Equity-based compensation expense(b)	29,483	64,507	1,691
Acquisition-related expense(c)	11,241	1,456	2,471
Integration expense(d)	31	78	546
Transaction related expenses(e)	2,754	1,908	—
Severance expense(f)	60	557	2,057
Reorganization expense(g)	—	525	222
Loss on disposal of fixed assets(h)	351	19	113
Executive recruiting expense(i)	733	288	476
First-year Sarbanes-Oxley and ASC 842 implementation costs(j)	929	—	—
Income tax expense impact of adjustments(k)	(6,347)	(1,381)	(1,758)
Adjusted Net Income	25,794	19,275	(2,677)

The following table reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

Net loss	$(0.09)	$(0.37)	$(0.07)
Currency (gain) loss(a)	—	0.01	—
Equity-based compensation expense(b)	0.19	0.48	0.01
Acquisition-related expense(c)	0.07	0.01	0.02
Integration expense(d)	—	—	0.01
Transaction related expenses(e)	0.02	0.01	—
Severance expense(f)	—	0.01	0.02
Reorganization expense(g)	—	0.01	—
Loss on disposal of fixed assets(h)	—	—	—
Executive recruiting expense(i)	0.01	—	0.01
First-year Sarbanes-Oxley and ASC 842 implementation costs(j)	0.01	—	—
Income tax expense impact of adjustments(k)	(0.04)	(0.01)	(0.01)
Adjusted Diluted Earnings Per Shares	0.17	0.15	(0.01)
Basic weighted average common shares outstanding	149,842,668	133,247,212	132,407,786
Effect of potentially dilutive shares outstanding (l)	4,401,021	229,383	0
Adjusted diluted weighted average common shares outstanding	154,243,689	133,476,595	132,407,786
(a)	Represents amounts as determined under GAAP.
(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(d)	Represents integration costs related to post-acquisition integration activities.
(e)	Represents costs associated with our public offerings that are not capitalized.
(f)	Represents charges for severance provided to former executives and non-executives.
(g)	Represents expense related to reorganization, including legal entity reorganization.
(h)	Represents the gain/loss related to disposal of fixed assets.
(i)	Represents recruiting and relocation expenses related to hiring senior executives.
(j)	Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act in 2021, as well as implementing cost of ASC 842.
(k)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(l)

Represents potentially dilutive shares that were excluded from the Company's GAAP diluted weighted average common shares outstanding because the Company had a reported net loss and therefore including these shares would have been anti-dilutive.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:
●	Software licenses: We recognize revenue for software license fees upfront, upon delivery of the software license.
●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid upfront that is not recognized in the current period is included in deferred revenue in our consolidated balance sheet until earned.
●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.
●	Services. Our services business generates revenues primarily from technology-driven services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over the time services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.

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

●	Intangible Asset Amortization. Intangible asset amortization consists primarily of amortization expense related to intangible assets recorded in connection with acquisitions and amortization of capitalized software development costs.
●	Depreciation and Amortization Expense. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of leasehold improvements.

Other Expenses

●	Interest Expense. Interest expense consists primarily of interest expense associated with the Credit Agreement, including amortization of debt issuance costs and discounts. We expect interest expense to decline as a result of lower outstanding indebtedness going forward.
●	Miscellaneous. Miscellaneous expense consists of miscellaneous non-operating expenses primarily comprised of foreign exchange transaction gains and losses.
●	Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We expect income tax expense to increase over time as the Company continues to grow net income.

Acquisitions

On March 2, 2021, we completed a transaction which qualified as a business combination for a total consideration of $2.7 million. The business combination was not material to our consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $1.2 million, $0.1 million and $1.2 million of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

On June 7, 2021, we completed a transaction which qualified as a business combination for a total consideration of $15.2 million. The business combination was not material to our consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $7.4 million and $4.7 million of the purchase price was assigned to customer relationships and goodwill, respectively.

On October 1, 2021, we completed the acquisition of 100% of the equity of Pinnacle for a total consideration of $339.1 million, consisting of cash $266.3 million ($246.9 million net with cash acquired from the acquisition) and 2,239,717 shares of restricted common stock of the Company. Based on the Company’s preliminary purchase price allocation, approximately $15.8 million, $103.0 million, $24.6 million and $183.9 million of the purchase price was assigned to trademark, acquired software, customer relationships, and goodwill, respectively. Pinnacle  has been included in our consolidated results of operations since the date of acquisition.

Also, after year end 2021, on January 3, 2022, we completed the acquisition of Integrated Nonclinical Development Solutions, Inc. (INDS), a company that provides the SEND Explorer® software and drug development consulting, for total consideration of $7.1 million. We will complete the initial accounting for the acquisition of INDS, including the allocation of purchase consideration, in the first quarter of 2022.

For more information about our acquisitions, see NOTE 5. “Business Combinations” in the notes to the Consolidated Financial Statements.

Results of Operations

	YEAR ENDED
	DECEMBER 31,
	2021	2020	2019

	(dollars in thousands)
Statement of operations data:
Revenues	$286,104	$243,530	$208,511
Cost of revenues	111,616	100,765	79,770
Operating expenses:
Sales and marketing	20,141	19,202	10,732
Research and development	20,379	19,644	11,633
General and administrative	79,539	88,482	47,926
Intangible asset amortization	38,715	37,414	36,241
Depreciation and amortization expense	2,135	2,443	2,596
Total operating expenses	160,909	167,185	109,128
Income (loss) from operations	13,579	(24,420)	19,613
Other expenses:
Interest expense	(16,837)	(25,296)	(28,004)
Miscellaneous, net	(117)	(465)	(760)
Total other expenses	(16,954)	(25,761)	(28,764)
Loss before income taxes	(3,375)	(50,181)	(9,151)
Provision for (benefit from) income taxes	9,891	(784)	(225)
Net Loss	$(13,266)	$(49,397)	$(8,926)

Comparison of the Years Ended December 31, 2021 and 2020

Revenues

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Software	$86,825	$73,463	$13,362	18%
Services	199,279	170,067	29,212	17%
Total revenues	$286,104	$243,530	$42,574	17%

Revenues increased by $42.6 million, or 17%, to $286.1 million for the year ended December 31, 2021, as compared to the same period in 2020. Excluding $6.1 million revenue from Pinnacle 21, which was acquired in the fourth quarter of 2021, the revenues increased $36.4 million, or 15% for the year ended December 31, 2021 as compared to the same period in 2020. The overall increase in revenues was primarily a result of growth in our technology enabled services and software product offerings from strong renewal rates, client expansions and new customers.

Software revenue increased by $13.4 million, or 18%, to $86.8 million for the year ended December 31, 2021 as compared to the same period in 2020, driven primarily by growth in sales of our software subscriptions of 29%, or $9.6 million and sales of our software licenses of 10%, or $3.7 million.  Excluding $5.7 million revenue from Pinnacle 21, the revenue from software subscription increased $3.9 million, or 12%. The overall growth is primarily attributable to maintaining high net revenue retention rates and renewal rates for our core software products, growth from acquisitions and new customers.

Services revenue increased by $29.2 million, or 17%, to $199.3 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by growth in our technology-driven services product lines, which increased by 18%, or $29.5 million. The growth in overall services revenue is primarily attributable to strong growth in biosimulation and regulatory services from client expansions with ACV greater than $0.1 million and new customers.

Cost of Revenues

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Cost of revenues	$111,616	$100,765	$10,851	11%

Cost of revenues increased by $10.9 million, or 11%, to $111.6 million for the year ended December 31, 2021, as compared to 2020. The increase was primarily due to a $10.0 million increase in employee-related costs resulting from billable head count growth, a $2.8 million increase in consulting costs, and $1.4 million increase in intangible assets amortization, partially offset by a $3.6 million decrease in stock-based compensation cost. Excluding $0.8 million expense from Pinnacle, the cost of revenue increased $10.1 million.

Sales and Marketing Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$20,141	$19,202	$939	5%
% of total revenues	7%	8%

Sales and marketing increased by $0.9 million, or 5%, to $20.1 million for the year ended December 31, 2021, as compared to 2020. Sales and marketing expenses increased primarily due to a $5.4 million increase in employee-related costs resulting from head count growth and a $0.5 million increase in professional and consulting costs as well as $0.1 million increase in equipment and software expenses, partially offset by a $5.2 million decrease in stock-based compensation cost.

Research and Development Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Research and development	$20,379	$19,644	$735	4%
% of total revenues	7%	8%

Research and development expenses increased by $0.7 million, or 4%, to $20.4 million for the year ended December 31, 2021 as compared to 2020. The increase in R&D expenses was primarily due to a $5.1 million increases in employee-related costs resulting from head count growth, partially offset by a $4.3 million decrease in stock-based compensation cost. Excluding $1.3 million expense in research and development from Pinnacle, the research and development expense decreased $0.6 million.

General and Administrative Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
General and administrative	$79,539	$88,482	$(8,943)	(10)%
% of total revenues	28%	36%

General and administrative expenses decreased by $8.9 million, or 10%, to $79.5 million for the year ended December 31, 2021 as compared to 2020. The decrease was primarily due to a $24.4 million decrease in employee-related costs resulting from a $22.0 million decrease in stock-based compensation cost and a $2.4 million decrease in other-employee related costs. The decreases were partially offset by increase of $10.7 million in acquisition costs, $2.7 million in insurance expenses, $1.0 million increase in public company expense, and $0.8 million increase in stock offering transaction cost.

Intangible Asset Amortization Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Intangible asset amortization	$38,715	$37,414	$1,301	3%
% of total revenues	14%	15%

Intangible asset amortization expense increased by $1.3 million, or 3%, to $38.7 million for the year ended December 31, 2021 as compared to 2020. The increase in intangible asset amortization was primarily the result of increased amortization in acquired intangible assets. Excluding $2.4 million expense in intangible asset amortization from Pinnacle, the intangible asset amortization expense decreased $1.1 million.

Depreciation and Amortization Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Depreciation and amortization	$2,135	$2,443	$(308)	(13)%
% of total revenues	1%	1%

Depreciation and amortization expense decreased by $0.3 million, or (13) %, to $2.1 million for the year ended December 31, 2021 as compared to 2020.  The decrease in depreciation and amortization expense was primarily due to the decrease in average carrying balances of fixed assets in 2021 compared to 2020.

Interest Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Interest expense	$16,837	$25,296	$(8,459)	(33)%
% of total revenues	6%	10%

Interest expense decreased by $8.5 million, or 33%, to $16.8 million for the year ended December 31, 2021 as compared to 2020. The decrease in interest expense was primarily due to lower average outstanding principal balances on our credit facilities in 2021 compared to the same period in 2020. The decrease in interest expense was partially offset by interest expense reclassified as interest from other comprehensive income due to hedge ineffectiveness.

Miscellaneous, net

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Miscellaneous, net	$117	$465	$(348)	(75)%
% of total revenues	0%	0%

Miscellaneous expenses decreased by $0.3 million, or 75%, to $0.1 million for the year ended December 31, 2021 as compared to 2020. The decrease in miscellaneous expenses was primarily due to increase in currency gain, partially offset by increase in loss from  fixed asset disposals.

(Benefit from) Provision for Income Taxes

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$9,891	$(784)	$10,675	nm
Effective tax rate	(293.1)%	1.6%

Our income tax expense was $9.9 million, resulting in an effective income tax rate of (293.1)%, for the year ended December 31, 2021, as compared to an income tax benefit of $0.8 million, or an effective income tax rate of 1.6%, in 2020. Our income tax expense for the year ended December 31, 2021 was primarily due to the impact of rate changes in certain jurisdictions, the impact of non-deductible items, and the relative mix of domestic and international earnings.

Net Loss

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%

	(dollars in thousands)
Net loss	$(13,266)	$(49,397)	$36,131	(73)%

Net loss decreased by $36.1 million, or 73%, to $13.3 million for the year ended December 31, 2021, as compared to the same period in 2020. The decrease was primarily due to increase in revenues and decrease in stock-based compensation expense and interest costs in 2021 compared to 2020, partially offset by increase in cost of revenue, employee-related costs, acquisition costs, and taxes.

Comparison of the Year Ended December 31, 2020 and 2019

Revenues

	YEAR ENDED
	DECEMBER 31,		CHANGE
	2020	2019	$	%

	(dollars in thousands)
Software	$73,463	$68,341	$5,122	7%
Services	170,067	140,170	29,897	21%
Total revenues	$243,530	$208,511	$35,019	17%

Revenues increased by $35.0 million, or 17%, to $243.5 million for the year ended December 31, 2020 as compared to the same period in 2019. The increase in revenues was the result of growth in our technology enabled services and software product offerings from strong renewal rates and client expansions.

Software revenue increased by $5.1 million, or 7%, to $73.5 million for the year ended December 31, 2020 as compared to the same period in 2019, driven primarily by growth in sales of our software licenses of 10%, or $3.3 million and subscriptions revenue of 8%, or $2.3 million, partially offset by a decline in software maintenance revenue of $0.5 million. The growth is attributable to maintaining high net revenue retention rates and renewal rates for our core software products.

Services revenue increased by $29.9 million, or 21%, to $170.1 million for the year ended December 31, 2020 as compared to the same period in 2019, primarily driven by organic growth in our technology-driven services product lines of 23%, or $30.6 million, partially offset by a $0.7 million decrease in professional services offerings. The growth is primarily attributable to strong growth in biosimulation and regulatory services from client expansions and new customer acquisition.

Cost of Revenues

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$	%

	(dollars in thousands)
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

	(dollars in thousands)
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

	(dollars in thousands)
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

	(dollars in thousands)
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

	(dollars in thousands)
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

	(dollars in thousands)
Depreciation and amortization	$2,443	$2,596	$(153)	(6)%
% of total revenues	1%	1%

Depreciation and amortization expense of $2.4 million was relatively flat for the year ended December 31, 2020 as compared to 2019.

Interest Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$	%

	(dollars in thousands)
Interest expense	$25,296	$28,004	$(2,708)	(10)%
% of total revenues	10%	13%

Interest expense decreased by $2.7 million, or 10%, to $25.3 million for the year ended December 31, 2020 as compared to 2019. The decrease in interest expense was primarily due to lower outstanding debt resulting from the payoff of our higher interest term loans and lower interest rates on the outstanding debt.

Miscellaneous, net

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$	%

	(dollars in thousands)
Miscellaneous, net	$465	$760	$(295)	(39)%
% of total revenues	0%	0%

Miscellaneous expenses decreased by $0.3 million, or 39%, to $0.5 million for the year ended December 31, 2020 as compared to 2019. The decrease in miscellaneous expenses was primarily due to a $0.2 million decrease in asset disposals and sublease losses and $0.2 million of Australian stimulus income provided by the Australian government, partially offset by $0.3 million of unfavorable foreign currency exchange rate fluctuations compared to the U.S. dollar, particularly with the pound sterling.

(Benefit from) Provision for Income Taxes

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$	%

	(dollars in thousands)
(Benefit from) provision for income taxes	$(784)	$(225)	$(559)	248%
Effective income tax rate	1.6%	2.5%

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

Net Loss

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$	%

	(dollars in thousands)
Net Loss	$(49,397)	$(8,926)	$(40,471)	453%

Net loss increased by $40.5 million, or 453%, to $49.4 million for the year ended December 31, 2020 as compared to the same period in 2019. The increase was primarily due to an increase in operating expenses, namely general and administrative expenses, sales and marketing, and research and development expenses.

Liquidity and Capital Resources

We have consistently generated positive cash flow from operations, providing $60.4 million, $44.8 million, and $38.0 million as a source of funds each year for the years ended December 31, 2021, 2020, and 2019. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving line of credit. The following table provides a summary of the major sources of liquidity as of and for the years ended December 31, 2019, through 2021.

	2021	2020	2019

	(in thousands)
Net cash from operating activities	$60,388	$44,810	$38,025
Cash and cash equivalents(1)	$185,797	$271,382	$29,256
proceeds from issuing common stock	$133,351	$316,301	$—
Term loan credit facilities	$300,490	$304,099	$408,170
Revolving line of credit	$100,000	$20,000	$20,000
(1)	Cash balance as of December 31, 2021 included $39.8 million cash and cash equivalents held outside of the United States.

Our material cash requirements from known contractual obligations as of December 31, 2021 is as follows:

		LESS THAN			MORE THAN
	TOTAL	1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	5 YEARS

	(in thousands)
Lease obligations:
Operating leases	$14,339	$5,138	$5,810	$3,256	$135
Finance leases(1)	329	304	25	—	—
Principal payments of long-term debt	300,490	3,020	6,040	291,430	—
Interest on long-term debt(2)	50,095	10,939	21,577	17,579	—
Total	$365,253	$19,401	$33,452	$312,265	$135
(1)	Inclusive of interest expense.
(2)	Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of December 31, 2021.

We believe our existing sources of liquidity will be sufficient to meet our working capital, capital expenditures, and contractual obligations for the foreseeable future. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions.

Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” elsewhere in this filing.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

Net cash provided by operating activities	$60,388	$44,810	$38,025
Net cash used in investing activities	(269,922)	(8,612)	(9,517)
Net cash provided by (used in) financing activities	123,391	208,214	(8,489)
Effect due to foreign exchange rate changes on cash, cash equivalents, and restricted cash	(524)	(883)	(2,444)
Net(decrease) increase in cash, cash equivalents and restricted cash	$(86,667)	$243,529	$17,575
Cash paid for interest	14,169	27,607	26,428
Cash paid for income taxes	8,595	12,278	4,109

Operating Activities

During the year ended December 31, 2021, operating activities provided approximately $60.4 million. The $15.6 million increase in cash from operating activities compared to 2020 was primarily due to a decrease in cash paid in interest and taxes, partially offset by cash paid for accounts payable and accrued expense.

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

Investing Activities

During the year ended December 31, 2021, investing activities used approximately $269.9 million of cash, an increase of $261.3 million, compared to $8.6 million in 2020. Cash used in investing activities was primarily for investing in business acquisitions and capitalized software development to support our growth.

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

Financing Activities

During the year ended December 31, 2021, financing activities provided approximately $123.4 million, compared to $208.2 million in the same period of 2020. The $84.8 million decrease in cash from financing activities was primarily due to $183.0 million less proceeds from stock offerings in 2021 compared to 2020. The decrease was partially offset by $100.4 million decrease in debt payment in 2021.

During the year ended December 31, 2020, financing activities provided approximately $208.2 million of cash, primarily attributable to proceeds from issuance of common stock in connection with our IPO, partially offset by payments on long-term debt.

During the year ended December 31, 2019, financing activities used approximately $8.5 million of cash, primarily attributable to payments on long-term debt, capital lease obligations, our revolving credit facility, and unit repurchases, partially offset by proceeds from capital contributions.

Indebtedness

Credit Facilities

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

Borrowings under the Credit Agreement currently bear interest at a rate per annum equal to either (i) the Eurocurrency rate, with a floor of 0.00%, as adjusted for the reserve percentage required under regulations issued by the Federal Reserve Board for determining maximum reserve requirements with respect to Eurocurrency funding, plus an applicable margin rate of 3.50% for the term loan and between 4.00% and 3.50% for revolving credit loans, depending on the applicable first lien leverage ratio, or (ii) an alternative base rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.50% for the term loan or between 3.00% and 2.50% for revolving credit loans, depending on the applicable first lien leverage ratio (with the ABR determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%), and (c) the Eurocurrency rate plus 1.00%.

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

As of December 31, 2021, we had $300.5 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement, and outstanding letters of credit of $0.2 million under the Credit Agreement. As of December 31, 2021, we were in compliance with the covenants of the Credit Agreement.

Income Taxes

We recorded income tax expense of $9.9 million for the year ended December 31, 2021 and income tax benefit of $0.8 million for the year ended December 31, 2020.

As of December 31, 2021, we had federal and state NOLs of approximately $2.4 million and $2.6 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2040 and 2029 and 2039, respectively. We had federal and state R&D tax credit carryforwards of approximately $1.5 million and $0.4 million, respectively, to offset future income taxes, which expire between 2038 and 2041. We also had foreign tax credits of approximately $15.1 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $24.5 million which will start to expire in 2022, foreign research and development credits of $0.4 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2030 and 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, R&D credit carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $18.2 million is recorded at December 31, 2021.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any significant off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

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

Revenue Recognition

Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are distinct performance obligations. Revenue recognition is also impacted by our ability to determine when a contract is probable of collection and to estimate variable consideration. We consider various factors when making these judgments.

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

Equity-Based Compensation

Equity-based compensation expense is calculated based on the fair value on the grant date. Upon consummation of the IPO, vested class B units were exchanged for shares of restricted common stock issued by the Company.  Although the class B units are not longer outstanding, the grant date fair value of the time based vested class B units will continue to be recognized over the remaining service period of the restricted common stock, and therefore our methods for estimating fair value of our class B units remains relevant.

We estimated the fair value of the class B units using the Monte Carlo option pricing model in 2019 and the Black-Scholes option-pricing model in 2018. In order to derive an estimate of each security class of EQT, we first determined the enterprise value of EQT. To do this we used the enterprise value of the Company as a proxy because the primary asset of EQT is its investment in the Company and therefore the total enterprise value was assumed to be the same.

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

Goodwill and Other Intangible Assets

We assess goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently on an interim basis if we believe indicators of impairment exist. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The application of an interim or the annual goodwill impairment test begins with the identification of reporting units, which requires judgment. We determined that we have four reporting units: the software reporting unit (“Software”), the SimCyp reporting unit (“SimCyp”), the Integrated Drug Development reporting unit (“IDD”), and the regulatory writing reporting unit (“Regulatory Writing”), which are within a single operating segment of the Company. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Our review of impairment starts with performing a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair value of the reporting units are less than their carrying amounts.

Our qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and company-specific factors. These factors include: (1) the nature of the business and the history of the Company and its reporting units from their inception; (2) the economic outlook in general and the condition and outlook of the industry in which the Company and its reporting units operate; (3) the financial condition of the Company and its reporting units; (4) the earnings capacity of the Company and its reporting units; (5) the dividend-paying capacity of the Company and its reporting units; (6) whether goodwill or other intangible value exists within the Company and/or its reporting units; (7) previous sales of the Company’s and/or reporting units’ stock and the size of the block of stock to be valued; and (8) the market prices of stocks of corporations engaged in the same or a similar line of business having their stocks actively traded in a free and open market, either on an exchange or over-the-counter. After assessing the totality of events and circumstances, if we determine that it is not more-likely-than-not that the fair values of our reporting units are less than their net book values, no further assessment is performed. If we determine that it is more-likely-than-not that the fair values of our reporting units are less than carrying value or if we elect to bypass the qualitative assessment, we proceed to a quantitative assessment or test of goodwill.

If a quantitative assessment of goodwill is required, the determination of the fair value of a reporting unit will involve the use of significant estimates and assumptions. Our quantitative goodwill impairment test uses both the income approach and the market approach to estimate fair value. The income approach is based on the discounted cash flow method that discounts forecasted future cash flows expected to be generated which are based on the Company's estimates of financial performance including revenues, adjusted EBITDA, taxes, and working capital and capital asset requirements. When performing our market approach, we rely specifically on the guideline public company method. Our guideline public company method incorporates revenues and EBITDA multiples from publicly traded companies with operations and other characteristics similar to our entity. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

We performed the annual goodwill impairment analysis during the fourth quarter. The quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit significantly exceeded its carrying value.

Our other intangible assets primarily consist of customer relationship assets, software products acquired in acquisitions, tradenames, software development costs, and non-compete agreements. Other identifiable intangible assets with finite lives, such as software products acquired in acquisitions, non-compete agreements, tradenames, and customer relationship assets, are amortized over their estimated lives using either a straight-line method or a method based on pattern of expected economic benefit of the asset as follows: acquired software — three to ten years; non-compete agreements — two to five years; tradenames — 20 years; customer relationships — 11 to 16 years; and trademarks — 10 to 17 years. The Company evaluates finite intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk by virtue of our international operations. This risk arises because we use different currencies to recognize revenue and pay operating expenses. We derived 29% of our revenue for the year ended December 31, 2021 from operations outside of the United States. Our strategy for managing foreign currency risk relies on efforts to negotiate customer contracts to receive payment in the same currency used to pay expenses. As of

December 31, 2021, we had no outstanding foreign currency forward contracts. Foreign currency exchange rate risk is evidenced in our consolidated financial statements through translation risk and transaction and re-measurement risk.

Translation Risk

We are exposed to movements in foreign currencies, predominately in U.S. dollars, pounds sterling, euros, or Japanese yen, with the majority in U.S. dollars. The vast majority of our contracts are entered into by our U.S. and U.K., E.U., and Japanese subsidiaries. Contracts entered into by our U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our other subsidiaries are generally denominated in U.S. dollars, pounds sterling, euros, or Japanese yen, with the majority in U.S. dollars. If the U.S. dollar had weakened 10% or strengthened 10% relative to the pound sterling, the euro, and the Japanese yen in the year ended December 31, 2021, income from operations would have been lower or higher by approximately $2.0 million, based on revenues and costs related to our foreign operations.

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

Interest Rate Risk

We have borrowings under our Credit Agreement that bear interest at a rate per annum equal to either (a) the Eurocurrency rate, with a floor of 0.00%, as adjusted for the reserve percentage required under regulations issued by the Federal Reserve

Board for determining maximum reserve requirements with respect to Eurocurrency funding, plus an applicable margin rate of 3.50% for the term loan and between 4.00% and 3.50% for revolving credit loans, depending on the applicable first lien leverage ratio, or (b) an alternative base rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.50% for the term loan or between 3.00% and 2.50% for revolving credit loans, depending on the applicable first lien leverage ratio.

The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.5% or (c) the Eurocurrency rate plus 1.0%. As of December 31, 2021, we had $300.5 million of outstanding borrowings on the term loan, no outstanding borrowings under the revolving credit facility and an outstanding letter of credit of $0.2 million under the Credit Agreement.

Each quarter basis point increase in the Eurocurrency rate would increase interest expense on our current variable rate debt by approximately $0.2 million for the year ended December 31, 2021. Our exposure to interest rate risk is minimized by our interest rate swaps. As of December 31, 2021, we recorded the fair value of our interest rate swaps in the amount of $0.1 million as a derivative asset.

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

Item 8. Financial Statements and Supplementary Data.

Certara, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Certara, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Certara, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As disclosed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of intangible assets related to the acquisition of Pinnacle 21, LLC - developed technology, customer relationships and trademarks

As described in Note 5 to the consolidated financial statements, on October 1, 2021, the Company completed the acquisition of Pinnacle 21, LLC (“Pinnacle”) which resulted in $143.4 million of intangible assets being recorded. Those intangible assets were comprised of developed technology of $103 million, customer relationships of $24.6 million and trademarks of $15.8 million. Fair values of the developed technology were estimated by management using the multi-period excess earnings method, fair values of the customer relationship intangible assets were estimated using the distributor method and the trademarks intangible assets were estimated using the relief from royalty method. Management’s determination of the fair value of the developed technology included significant assumptions related to future expected cash flows from the developed technology, obsolescence factors, contributory asset charges and discount rates. Management’s determination of the fair value of the customer relationships acquired included significant assumptions related to revenue growth rates, estimated earnings, customer attrition and discount rates.

Significant judgment is exercised by management when determining the valuation of intangible assets related to the valuation of developed technology, customer relationships and trademark assets, which in turn led to a high degree of auditor judgment, in performing procedures relating to management’s significant assumptions related to the revenue growth rates, estimated earnings, contributory asset charges, customer attrition, royalty rates, obsolescence factors, and discount rates. Also, the audit effort involved the use of professionals with valuation skill and knowledge. Given these factors, the related audit effort in evaluating management’s judgments in determining the valuation of intangible assets acquired in the Pinnacle acquisition was challenging, subjective, and complex and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology, customer relationships, and trademarks intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) evaluating the appropriateness of the multi-period excess earnings, distributor and relief from royalty methods; (iii) evaluating the reasonableness of management’s assumptions relating to the revenue growth rates, estimated earnings, contributory asset charges, customer attrition, royalty rates, obsolescence factors, and discount rates used in the methods; and (iv) testing the completeness and accuracy of underlying data used in the methods. Evaluating the assumptions related to the revenue growth rates and estimated earnings involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with valuation skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings, distributor and relief from royalty methods as well as assumptions related to customer attrition, contributory asset charges, royalty rates, obsolescence factors, and discount rates.

Revenue recognition on the Company’s fixed price contract revenue

As described further in Note 2 to the consolidated financial statements, the Company performs professional services under fixed price contracts with the associated revenue recognized over time. For fixed price revenue contracts recognized over time, management utilizes the input method to measure progress toward the complete satisfaction of the performance obligations based upon the hours incurred to date as a percentage of the total estimated hours. We identified revenue recognition for fixed price contracts as a critical audit matter.

The principal consideration for our determination that revenue recognition for fixed price contracts was a critical audit matter is that the measure of progress towards completion utilizes assumptions for future hours to complete the performance obligations, and those assumptions have significant estimation uncertainty. A significant change in the assumptions could affect both the profitability of the contract and the amount of revenue and profit recognized in an accounting period. Also, there is a high volume of contracts and a high degree of judgment when evaluating the contracts.

Given these factors, the related audit effort in evaluating management’s judgments in determining the revenue recognition for fixed price contracts was challenging, subjective, and complex and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition for fixed price contracts, including controls over management’s process for recognizing revenue over time. In response to management’s assessment of its internal control over financial reporting, a change in our audit plan was required with an increase in audit effort. Our procedures included, among others (i) for a sample of contracts, inquiring regarding the status of the project and obtaining an understanding for significant changes in budgeted to actual hours; (ii) inspecting a sample of contracts to evaluate the existence of an enforceable right to payment for performance completed to date, and evaluating the progress towards completion of contracts based on hours incurred, and testing the appropriateness of the timing and amount of revenue recognized; and (iii) evaluating management’s ability to estimate progress towards completion, we selected a sample of fixed price contracts completed during the year, and obtained the internal budget at inception and compared the budgeted hours at inception to the actual hours upon completion. We also selected an additional sample of fixed price contracts completed during the year and compared the hours incurred during the current year to the hours that were estimated to be incurred at completion as of the prior year end. In addition, we confirmed hours incurred per the contract management system directly with a sample of consultants working on the Company’s fixed price contracts.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2019.

Tysons, Virginia

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Certara, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Certara, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Information technology general controls (“ITGCs”) were not designed and implemented over a cloud-based software system that supports the Company’s project set-up and time submissions for services provided to the Company’s customers.  As a result, certain business process automated and manual controls were also considered ineffective because they relied on data and reports accumulated in such software system. These control deficiencies were a result of: information technology processes lacking adequate reviews and documentation to maintain effective controls related to access management, change management and complementary user-organization controls to those implemented at the Service Organization that hosts the software system.

The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Pinnacle 21, LLC (“Pinnacle”) on October 1, 2021. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Pinnacles’ internal control over financial reporting associated with 23% of total assets and 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of Pinnacle.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

Tysons, Virginia

March 1, 2022

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at December 31, 2021 because of the material weakness described below.

Based on the COSO criteria, management identified control deficiencies that constitute a material weakness. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified:

Material weakness related to Information Technology General Controls

We concluded that we did not have effective information technology general controls over a cloud-based software system that supports our project set-up and time submissions for services provided to our customers.  As a result, certain business process automated and manual controls were also considered ineffective because they relied on data and reports accumulated in such software system. We believe these control deficiencies were a result of our information technology processes lacking adequate reviews and documentation to maintain effective controls related to access management, change management and complementary user-organization controls to those implemented at the Service Organization that hosts the software system.

The material weakness did not result in any identified misstatements. and there were no changes to previously released financial results.

The Company’s independent registered public accounting firm, CohnReznick LLP, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which appears in Item 8. of this Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weakness

Management has outlined a remediation plan and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Management remediation actions include:

(i) Implement a controlled process for the onboarding, offboarding, and access rights modifications in the application environment to ensure appropriate provisioning of rights on a least privileged basis; (ii) Document the levels of privileged access roles with specific “allowed” capabilities warranting levels of access for specific roles; (iii) Implement a quarterly log review by business  owners to ensure that no privileged account access was provided and removed outside of documented service requests; (iv) Implement a controlled process for application and system level changes in the application environment to ensure appropriate understanding of the changes on financial reporting; and (v) Strengthen ownership and reporting through the IT Governance Process currently in place which will serve as the mechanism to monitor the remediation update.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management concludes, through testing, that these controls operate effectively. We expect that the remediation of this material weakness will be completed by or before September 30, 2022.

/s/ WILLIAM F. FEEHERY	/s/ M. ANDREW SCHEMICK
William F. Feehery	M. Andrew Schemick
Chief Executive Officer	Chief Financial Officer
March 1, 2022	March 1, 2022

CERTARA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$185,797	$271,382
Accounts receivable, net of allowance for credit losses of $262 and $132, respectively	69,555	54,091
Restricted cash	827	1,909
Prepaid expenses and other current assets	18,548	19,202
Total current assets	274,727	346,584
Other assets:
Property and equipment, net	2,935	3,872
Operating lease right-of-use assets	12,634	—
Goodwill	703,371	518,592
Intangible assets, net of accumulated amortization of $169,329 and $127,172, respectively	511,823	396,445
Deferred income taxes	4,073	2,744
Other long-term assets	2,167	1,163
Total assets	$1,511,730	$1,269,400
Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$7,458	$6,394
Accrued expenses	29,830	30,729
Current portion of deferred revenue	45,496	30,662
Current portion of long-term debt	3,020	4,680
Other current liabilities	6,421	2,880
Total current liabilities	92,225	75,345
Long-term liabilities:
Deferred revenue, net of current portion	1,531	545
Deferred income taxes	76,098	75,894
Operating lease liabilities, net of current portion	8,256	—
Long-term debt, net of current portion and debt discount	291,746	294,100
Other long-term liabilities	25	1,384
Total liabilities	469,881	447,268
Commitments and contingencies (Note 12)
Stockholder’s equity
Preferred shares, $0.01 par value, 50,000,000 and no shares authorized as of December 31, 2021 and 2020, respectively, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common shares, 0.01 par value, 600,000,000 shares authorized, 159,658,948 and 152,979,479 shares outstanding at December 31, 2021 and 2020, respectively	1,596	1,529
Additional paid-in capital	1,119,821	884,528
Accumulated deficit	(75,604)	(62,338)
Accumulated other comprehensive loss	(3,926)	(1,587)
Treasury stock at cost, 1,100 and no shares at December 31, 2021 and 2020, respectively	(38)	—
Total stockholder’s equity	1,041,849	822,132
Total liabilities and stockholder’s equity	$1,511,730	$1,269,400

The accompanying notes are an integral part of the consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2021	2020	2019
Revenues	$286,104	$243,530	$208,511
Cost of revenues	111,616	100,765	79,770
Operating expenses:
Sales and marketing	20,141	19,202	10,732
Research and development	20,379	19,644	11,633
General and administrative	79,539	88,482	47,926
Intangible asset amortization	38,715	37,414	36,241
Depreciation and amortization expense	2,135	2,443	2,596
Total operating expenses	160,909	167,185	109,128
Income (loss) from operations	13,579	(24,420)	19,613
Other expenses:
Interest expense	(16,837)	(25,296)	(28,004)
Miscellaneous, net	(117)	(465)	(760)
Total other expenses	(16,954)	(25,761)	(28,764)
Loss before income taxes	(3,375)	(50,181)	(9,151)
Provision for (benefit) from income taxes	9,891	(784)	(225)
Net loss	(13,266)	(49,397)	(8,926)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $195, $(227), $267	(5,154)	5,045	433
Change in fair value of interest rate swap, net of tax of $(16), $(384), $(520)	547	(1,135)	(4,283)
Reclassification of fair value of interest rate swap, net of tax of $(765), $0, $0	2,268	—	—
Total other comprehensive income (loss)	(2,339)	3,910	(3,850)
Comprehensive loss	$(15,605)	$(45,487)	$(12,776)
Net loss per common shares — basic and diluted	$(0.09)	$(0.37)	$(0.07)
Basic and diluted weighted average common shares outstanding	149,842,668	133,247,212	132,407,786

The accompanying notes are an integral part of the consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					ACCUMULATED
					OTHER		TOTAL
	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE		STOCKHOLDER’S
(IN THOUSANDS, EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	Treasury Stock	EQUITY
Balance as of December 31, 2018	132,407,786	$1,324	$507,524	$(14,432)	$(1,647)	$—	$492,769
Cumulative effect adjustment upon adoption of Topic 606	—	—	—	10,417	—	—	10,417
Equity compensation	—	—	1,691	—	—	—	1,691
Repurchase of Parent Class B units	—	—	(703)	—	—	—	(703)
Capital contribution	—	—	650	—	—	—	650
Change in fair value of interest rate swap, net of tax	—	—	—	—	(4,283)	—	(4,283)
Net loss	—	—	—	(8,926)	—	—	(8,926)
Foreign currency translation adjustment, net of tax	—	—	—	—	433	—	433
Balance as of December 31, 2019	132,407,786	1,324	509,162	(12,941)	(5,497)	—	492,048
Equity-based compensation awards	5,941,693	59	64,448	—	—	—	64,507
Repurchase of Parent Class B units	—	—	(1,079)	—	—	—	(1,079)
Capital contribution	—	—	250	—	—	—	250
Issuance of common stock upon initial public offering, net	14,630,000	146	311,747	—		—	311,893
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,135)	—	(1,135)
Net loss	—	—	—	(49,397)	—	—	(49,397)
Foreign currency translation adjustment, net of tax	—	—	—	—	5,045	—	5,045
Balance as of December 31, 2020	152,979,479	1,529	884,528	(62,338)	(1,587)	—	822,132
Equity-based compensation awards	(59,148)	—	29,483	—	—	—	29,483
Restricted stock units withheld for tax liability	—	—	(234)	—	—	—	(234)
Issuance common stock from public offerings, net	4,500,000	45	133,306	—	—	—	133,351
Common shares issued in connection with Pinnacle acquisition	2,239,717	22	72,738	—	—	—	72,760
Restricted stock withheld for tax liability and in treasury	(1,100)	—	—	—	—	(38)	(38)
Change in fair value from interest rate swap, net of tax	—	—	—	—	547	—	547
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	—	2,268
Net loss	—	—	—	(13,266)	—	—	(13,266)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,154)	—	(5,154)
Balance as of December 31, 2021	159,658,948	$1,596	$1,119,821	$(75,604)	$(3,926)	$(38)	$1,041,849

The accompanying notes are an integral part of the consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(13,266)	$(49,397)	$(8,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,135	2,443	2,596
Amortization of intangible assets	42,980	40,310	38,964
Amortization of debt issuance costs	1,531	1,520	1,536
(Recovery of) provision for credit losses	130	(53)	10
Loss on retirement of assets	351	19	113
Equity-based compensation expense	29,483	64,507	1,691
Unrealized loss on derivative	1,144	—	—
Deferred income taxes	(1,184)	(7,825)	(6,703)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,066)	(3,932)	(1,521)
Prepaid expenses and other assets	585	(8,257)	(1,831)
Accounts payable and accrued expenses	1,130	2,381	10,031
Deferred revenue	5,435	3,094	2,065
Net cash provided by operating activities	60,388	44,810	38,025
Cash flows from investing activities:
Capital expenditures	(1,143)	(863)	(2,107)
Capitalized development costs	(7,759)	(7,074)	(7,410)
Business acquisitions, net of cash acquired	(261,020)	(675)	—
Net cash used in investing activities	(269,922)	(8,612)	(9,517)
Cash flows from financing activities:
Capital contributions	—	250	650
Unit repurchase	—	(1,079)	(703)
Proceeds from issuance of common stock, net of underwriters' discounts and commissions	133,351	316,301	—
Proceeds from borrowings on long-term debt	89	—	—
Payments on long-term debt and finance lease obligations	(3,973)	(104,358)	(3,436)
Proceeds from line of credit	—	19,880	—
Payments on financing component of interest rate swap	(1,095)	—	—
Payments on line of credit	—	(19,880)	(5,000)
Payment of deferred offering costs	(1,767)	(2,900)	—
Payment of debt issuance costs	(2,942)	—	—
Payment of taxes on shares and units withheld for employee taxes	(272)	—	—
Net cash provided by (used in) financing activities	123,391	208,214	(8,489)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(524)	(883)	(2,444)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(86,667)	243,529	17,575
Cash, cash equivalents, and restricted cash, at beginning of period	273,291	29,762	12,187
Cash, cash equivalents, and restricted cash, at end of period	$186,624	$273,291	$29,762
Supplemental disclosures of cash flow information
Cash paid for interest	$14,169	$27,607	$26,428
Cash paid for taxes	$8,595	$12,278	$4,109
Supplemental schedule of noncash investing and financing activities
Property and equipment controlled through capital lease obligations	$—	$831	$—
Deferred offering costs, accrued but not paid	$—	$1,767	$—
Operating right-of-use assets recognized upon adoption of ASC 842	$15,857	$—	$—
Operating lease liability recognized upon adoption of ASC 842	$16,809	$—	$—
Common shares issued in connections with the Pinnacle acquisition	$72,760	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE PERCENTAGES AND SHARE AND UNIT DATA)

1.   Description of Business

Certara, Inc. and its wholly-owned subsidiaries (together, the “Company”) deliver software products and technology-driven services to customers to efficiently carry out and realize the full benefits of biosimulation in drug discovery, preclinical and clinical research, regulatory submissions and market access. The Company is a global leader in biosimulation, and the Company’s biosimulation software and technology-driven services help optimize, streamline, or even waive certain clinical trials to accelerate programs, reduce costs, and increase the probability of success. The Company’s regulatory science and market access software and services are underpinned by technologies such as regulatory submissions software, natural language processing, and Bayesian analytics. When combined, these solutions allow the Company to offer customers end-to-end support across the entire product life cycle. On October 1, 2020, the Company amended the certificate of incorporation of EQT Avatar Topco, Inc. to change the name of the Company to Certara, Inc.

The Company has operations in the United States, Canada, Spain, Luxembourg, Portugal, United Kingdom, Germany, France, Netherlands, Denmark, Switzerland, Italy, Poland, Japan, Philippines, India, Australia and China.

2.   Summary of Significant Accounting Policies

(a)   Basis of Presentation and Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, assumptions used in the allocation of the transaction price to separate performance obligations, estimates towards the measure of  progress of completion on fixed-price service contracts, the determination of fair values and useful lives of long-lived assets as well as intangible assets, goodwill, allowance for credit losses for accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue, value of interest rate swaps, determination of fair value of equity-based awards and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

(b)   Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that at the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), as if it had originated the contracts. Generally, this results in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with U. S. GAAP. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the ASU is permitted. The Company early adopted ASU 2021-08 early and has carried over the contract assets and liabilities from the 2021 business acquisitions into the Company’s 2021 consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" which removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted this guidance on January 1, 2021 on a prospective basis. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill and eliminated Step 2 test from goodwill impairment test.  Step 2 required an entity to perform procedures that determine the fair value of its reporting units at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with it carrying amount.  The Company adopted the standard as of December 31, 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which amended the existing accounting standard for the measurement of credit losses. The new standard primarily requires using the current expected credit losses approach to measure and recognize credit losses of financial assets held at amortization cost.  It replaces the existing incurred loss model with an expected loss model and requires using historical data and adjusting for current economic conditions, including reasonable and supportable forecasts to estimate credit losses to be expected. The Company adopted the standard as of December 31, 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes FASB Topic 840, “Leases (Topic 840)” and requires lessees to recognize most leases on the balance sheet with a corresponding right of use asset. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard as of January 1, 2021, due to its loss of emerging growth company (“EGC”) status, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application was not updated. An adjustment to opening accumulated deficit was not required in conjunction with the Company’s adoption. The Company has elected not to reassess whether expired or existing contracts contain leases, nor did the Company reassess the classification of existing leases as of the adoption date. The Company did not use hindsight in the assessment of lease terms as of the effective date. For additional information, see Note 14 - Leases.

(c)   Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”.  The ASU requires that entities increase disclosures about government assistance received relating to accounting policy, nature of the assistance, and the effect of the assistance on the financial statements. The ASU is effective for annual periods beginning after December 15, 2021. Early application of the ASU is permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

(d)   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(e)   Fair Value Measurements

The Company follows FASB ASC 820-10, “Fair Value Measurements” (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires certain disclosures about fair value measurements.

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

(f)   Cash and Cash Equivalents and Restricted Cash

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

Restricted cash represents cash that is reserved to support a financing program and unexpended restricted grant funds. The restricted cash balance was $827 and $1,909 at December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the carrying values reflected in the Consolidated Balance Sheets reasonably approximate the fair values of cash and cash equivalents and restricted cash due to the short-term maturity of these items. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts presented in the consolidated statements of cash flows:

	DECEMBER 31,
	2021	2020	2019
Cash and cash equivalents	$185,797	$271,382	$29,256
Restricted cash, current	827	1,909	506
Total cash and cash equivalents, and restricted cash	$186,624	$273,291	$29,762

(g)   Accounts Receivable

Accounts receivable includes current outstanding invoices billed to customers. Invoices are typically issued with net 30-days to net 90-days terms upon delivery of product or upon achievement of billable events for service-based contracts.

Unbilled receivables relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts. Unbilled receivables are billed and transferred to customer accounts receivable when the rights become unconditional. The carrying amount of accounts receivable is reduced by a valuation allowance.

The Company estimates the expected credit losses for trade receivables using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate relative size of credit losses to be expected under the CECL model. The Company generally writes off a receivable or records a specific allowance for credit losses if the Company determines that the receivable is not collectible. Allowances for credit losses of $262 and $132 were provided in the accompanying consolidated financial statements as of December 31, 2021 and 2020, respectively.

	DECEMBER 31,
	2021	2020
Trade receivables	$60,167	$46,395
Unbilled receivables	9,071	7,698
Other receivables	579	130
Allowances for credit losses	(262)	(132)
Accounts receivable, net	$69,555	$54,091

The following is the allowance rollforward of credit losses for the Company’s accounts receivable as of December 31, 2021 and 2020.

	DECEMBER 31,
	2021	2020
Beginning balance	$132	$185
Provision for credit losses	215	23
Charge-offs	(85)	(89)
Recoveries	—	13
Ending Balance	$262	$132

(h)   Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.

Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment and furniture, the shorter of the useful lives of the improvement or the life of the related lease term for leasehold improvements, and one to three years for purchased software. The Company seeks to match the book useful life of assets to the expected productive lives. Assets deemed to be impaired or no longer productive are written down to their net realizable value. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. An impairment loss would be recorded for the excess of the carrying value of the asset over the estimated fair value. There was no impairment of property and equipment for the years ended December 31, 2021, 2020, and 2019.

(i) Leases

The Company determines if a contract contains a lease at contract inception and whether its classification as either an operating or finance lease at lease commencement. The Company’s current portfolio includes operating leases of real estate and capital leases of equipment. The Company records a lease liability, as of the lease commencement date, in an amount equal to the present value of future fixed payments over the lease term. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. A right-of-use (“ROU”) asset is recorded in an amount equal to the corresponding lease liability adjusted for prepayments, initial directs costs and lease incentives, if applicable. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases of real estate with a lease term of 12 months or less.

The Company generally uses its incremental borrowing rate in determining the present value of future payments as the rate implicit in the lease is unknown. The incremental borrowing rate represents the rate of interest that the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Fixed lease payments on operating leases are recognized on a straight-line basis over the lease term, while variable payments are recognized in the period incurred. Variable lease payments include real estate taxes and charges for other non-lease services due to lessors that are not dependent on an index or rate. The Company’s real estate contracts may include fixed consideration attributable to both lease and non-lease components, including non-lease services provided by the lessor, which are accounted for as a single fixed minimum payment. ROU assets under finance leases are depreciated in a manner similar to other property and equipment.

(j)   Software Development Costs

Software development costs are accounted for in accordance with FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include primarily salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development (“R&D”) costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). During the years ended December 31, 2021, 2020 and 2019, costs of $7,759, $7,074, and $7,410, respectively, were capitalized related to software development activities. Software development costs for software to be marketed are amortized using the straight-line method over its estimated useful life, which is typically three years. The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. An impairment loss would be recorded for the excess of the carrying value of the asset over the estimated fair value. There was no impairment of software development costs for the years ended December 31, 2021, 2020, and 2019.

(k)   Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt using the effective interest rate method. Amortization of debt issuance costs is included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss. The unamortized amount is included as an offset against long-term debt on the Consolidated Balance Sheets. Debt issuance costs related to line-of-credit arrangements are capitalized and are included in other long-term assets on the Consolidated Balance Sheets. The capitalized costs are amortized ratably over the term of the line-of-credit arrangement. The amortization costs are included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

(l)   Goodwill and Other Intangible Assets

The Company has four reporting units – Software reporting unit (“Software”), SimCyp reporting unit (“SimCyp”), Integrated Drug Development reporting unit (“IDD”), and Regulatory Writing reporting unit (“Regulatory Writing”) which are within a single operating segment of the Company. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. When testing goodwill for impairment, the Company performs a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair values of the reporting units are less than their carrying amounts. If the Company determines that it is not more-likely-than-not that the fair values of the reporting units are less than their carrying values, no further assessment is performed. If the Company determines that it is more-likely-than-not that the fair values of the report units are less than carrying value, the Company proceed to perform a quantitative goodwill impairment test. If the result of the quantitative test show that carrying amount of reporting unit exceeds its fair values, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

For the years ended December 31, 2021, 2020, and 2019, the Company performed quantitative assessments of goodwill. The most recent assessment was performed on October 1, 2021. The quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit significantly exceeded its carrying value.  Accordingly, no impairment loss was recorded for the years ended December 31, 2021, 2020, and 2019.

Other identifiable intangible assets with finite lives, such as software products acquired in acquisitions, non-compete agreements, tradenames and customer relationship assets, are amortized over their estimated lives using either a straight-line method or a method based on pattern of expected economic benefit of the asset as follows: acquired software — 3 to 14 years; non-compete agreements — 2 to 5 years; tradenames — 20 years; customer relationships — 11 to 16 years; and trademarks — 10 to 17 years. The Company evaluates finite intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount.

There were no impairment charges related to intangible assets for the years ended December 31, 2021, 2020, and 2019.

(m)   Foreign Currency Translation

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

For transactions that are not denominated in the local functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each reporting period. Foreign currency transaction gains and losses are included net within comprehensive gain or loss in the Consolidated Statements of Operations and Comprehensive Loss and resulted in foreign currency gain (losses) of $175, $(715), and $(431) for the years ended December 31, 2021, 2020, and 2019, respectively.

(n)   Derivative Instruments

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

The Company has an interest rate swap agreement that was designated as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 2.1284%, non-inclusive of the fixed credit spread through May 31, 2022. In the second quarter of 2021, the Company determined that the hedge had not been highly effective from April 2018 and did not qualify for hedge accounting. As a result, the Company performed an analysis of the materiality of the out of period error correction in accordance with ASC 250, “Accounting Changes and Error Corrections”, both quantitively and qualitatively, and concluded that the error correction was immaterial to all periods. The Company reclassified $3,033 of accumulated comprehensive loss to interest expense in the Consolidated Statements of Operations and Comprehensive Loss in the second quarter of 2021. Changes in the fair value of the interest rate swap recognized in interest expense excluding the reclassification discussed previously for the year ended December 31, 2021 amounted to $638.

On August 31, 2021, the Company entered an amendment to the interest rate swap agreement. The amended interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately. At inception, the financing component of $1,966 was recorded as the amortized cost. The embedded at-the-market derivative was designated and qualified as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 1.2757%, non-inclusive of the fixed credit spread through May 31, 2022. The fair value of the embedded at-the-market derivative is recognized in the Consolidated Balance Sheets and the changes in the fair value of the embedded at-the-market derivative is recognized in other comprehensive income(loss). At December 31, 2021, the financing component is recorded as current portion of interest rate swap liability in the amount of $1,088 and is included in other current liabilities on the Consolidated Balance Sheet. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the Consolidated Statements of Cash Flows. At December 31, 2021, the Company recorded the fair value of the embedded at-the-market derivative as current portion of interest rate swap assets in the amount of $57 in prepaid expenses and other current assets on the Consolidated Balance Sheet.

The following table sets forth the liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2021:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Asset
Interest rate swap asset	$—	$57	$—	$57
Total	$—	$57	$—	$57

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

(o)   Warranty

The Company includes an assurance commitment warranting the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its applications software, warranty costs are insignificant and expensed as incurred.

(p)   Earnings per Share

Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted earnings per share is computed by dividing the net earnings attributable to stockholders by the weighted-average number of shares and dilutive securities outstanding during the period.

(q)   Income Taxes

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

Uncertainty in Income Taxes

The Company accounts for uncertainty in income taxes using a two-step approach. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with tax authority. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Further, the benefit to be recorded in the consolidated financial statements is the amount most likely to be realized assuming a review by the tax authorities having all relevant information and applying current conventions. The Company's policy is to recognize interest and penalties related to income tax positions taken as a component of the provision for income taxes.

The Company has recorded unrecognized tax benefits of $1,059 and $897 as of December 31, 2021 and 2020, respectively. As of and for the years ended December 31, 2021 and 2020, there were no interest or penalties recorded. The Company does not anticipate any significant changes to its uncertain tax positions during the next 12 months. U.S. federal income tax returns are generally subject to examination for a period of three years after the filing of the return. However, the Internal Revenue Service can audit the NOLs generated in respective years in the years that the NOLs are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.

(r)   Revenue Recognition

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

The following describes the accounting policies for multiple performance obligations and the nature of the Company’s primary types of revenues and the revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers.

Arrangements with Multiple Performance Obligations

For contracts with multiple performance obligations, the Company determines if the products or services are distinct and allocates the consideration to each distinct performance obligation on a relative standalone selling price basis. When products and services are not distinct, the Company determines an appropriate measure of progress based on the nature of its overall promise for the single performance obligation. The delivery of a particular type of software and each of the user licenses would be one performance obligation. However, any training, implementation, or support and maintenance promises as part of the software license agreement would be considered separate performance obligations, as those promises are distinct and separately identifiable from the software licenses. The payment terms in these arrangements are sufficiently short such that there is no significant financing component to the transaction.

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

Services and Other Revenues

The Company’s primary services offering includes consulting services, which may be either strategic consulting services, reporting and analysis services, regulatory writing services, or any combination of the three. Strategic consulting services consists of consulting, training, and process redesign that enables customers to identify which uncertainties are greatest and matter most and then to design development programs, trial sequences, and individual trials in such a way that those trials systematically reduce the identified uncertainties in the most rapid and cost-effective manner possible.

The Company’s professional services contracts are either time-and-materials, fixed fee or prepaid. Services revenues are generally recognized over time as the services are performed. Generally, these services are delivered to customers electronically. Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred. Revenues for fixed price services and prepaid are generally recognized over time applying input methods to estimate progress to completion. Accordingly, the number of resources being paid for and varying lengths of time they are being paid for, determine the measure of progress. Training revenues are recognized as the services are performed over time. However, due to short period over which the transfer of control occurs for a classroom or on-site training course, the revenue related to these performance obligations is recognized at the completion of the course for administrative feasibility purposes. The training services generally do not provide for any non-cash consideration nor is there consideration payable to a customer.

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

The unsatisfied performance obligation as of December 31, 2021 was approximately $91,943.

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

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Software licenses transferred at a point in time	$40,167	$36,388	$35,261
Software licenses transferred over time	46,658	37,075	33,080
Service revenues earned over time	199,279	170,067	140,170
Total	$286,104	$243,530	$208,511

(s)   Equity-Based Compensation

The Company measures equity-based compensation at fair value and recognizes the expense over the vesting period. Compensation costs for our legacy Class B Units, issued by EQT, that vested based on continued service requirements and the restricted stock into which they were exchanged are recognized on a straight-line basis over the requisite service period. Compensation costs for our restricted stock units are recognized on a straight-line basis over the requisite service period. Compensation costs for our restricted stock exchanged for our legacy Class B Units with performance vesting conditions are recognized using the accelerated attribution approach.  Forfeitures are recognized as they occur for all awards.

(t)   Comprehensive Income (Loss)

FASB ASC 220, “Comprehensive Income,” establishes standards for reporting of comprehensive income and its components (revenue, gains, and losses) in a full set of general-purpose financial statements. FASB ASC 220 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and changes in fair value of derivative instruments (interest rate swap agreements) designated as cash flow hedges, shall be reported to arrive at comprehensive (loss). Comprehensive income (loss) is displayed in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The components of other comprehensive income (loss) consisted of foreign currency translation adjustments totaling $(5,154), $5,045 and $433, respectively, and the changes in fair value of interest rate swap (excluding $2,268 reclassification, net of tax), totaling $547, $(1,135), and $(4,283) for the years ended December 31, 2021, 2020, and 2019, respectively.

(u)   Reclassification

Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(v)   COVID-19

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

On March 29, 2021, the Company completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 11,500,000 shares of the Company’s common stock, including 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred costs of $1,100, recorded in general and administrative expenses, in relation to the secondary public offering.

On September 13, 2021, the Company completed another public offering, at a price of $31.00 per share, pursuant to which the Company sold 4,500,000 shares of its common stock, and certain selling stockholders sold 18,500,000 shares of the Company’s common stock, including 3,000,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $134,096, after deducting underwriters' discounts and commissions. In addition, $745 of legal, accounting and other offering costs incurred in connection with the sale of the Company's common stock in the public offering were capitalized and offset against the proceeds received.

On November 22, 2021, the Company completed another secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of the Company’s common stock. The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred costs of $644, recorded in general and administrative expenses, in relation to the secondary public offering.

4.   Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At December 31, 2021 and 2020, the investments were bank deposits and overnight sweep accounts. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.

As of December 31, 2021and 2020, no customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2021, 2020, and 2019, no customer accounted for more than 10% of the Company’s revenues.

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

Author! B.V.

On March 2, 2021, the Company completed a transaction which qualified as a business combination for a total consideration of $2,667. The business combination was not material to our consolidated financial statements. Based on the Company’s purchase price allocation, approximately $1,200, $100 and $1,200 of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

Insight Medical Writing Limited

On June 7, 2021, the Company completed a transaction which qualified as a business combination for a total consideration of $15,197. The business combination was not material to our consolidated financial statements. Based on the Company’s purchase price allocation, approximately $7,400 and $4,700 of the purchase price was assigned to customer relationships and goodwill, respectively.

Pinnacle 21, LLC

On October 1, 2021, the Company acquired 100% of the equity of Pinnacle. Pinnacle  provides software and services for preparing clinical trial data for regulatory submission. The acquisition executes on the Company’s strategy to invest in innovation to increase the use cases of biosimulation and grow adoption of Certara’s end-to-end platform.

The acquisition of Pinnacle was treated as a purchase in accordance with ASC 805, “Business Combinations”, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction.

The following table summarizes the fair value of the consideration paid as well as the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair value of consideration:	Pinnacle
Cash paid to sellers	$249,115
Cash paid to others and escrow	17,200
Unregistered shares of Certara, Inc. (2,239,717 shares)	72,760
Total consideration	$339,075

Assets acquired and liabilities assumed:
Cash and cash equivalents	$19,409
Accounts receivable	2,925
Other current assets	619
Property and equipment	258
Deferred tax assets	2,907
Identifiable intangible assets:
Trademark	15,800
Acquired software	103,000
Customer relationships	24,600
Goodwill	180,947
Long-term deposits	34
Current liabilities	(794)
Current portion of deferred revenue	(10,630)
Net assets acquired	$339,075

The fair value of the unregistered shares given as part of the purchase consideration was determined based on the market price of Certara stock on the closing date less a 7% discount for lack of marketability.

The acquisition was structured as an asset acquisition for income tax purposes; therefore, the Company’s tax basis in Pinnacle’s identifiable assets reflects the fair value of consideration paid. However, the company did not recognize tax basis in certain liabilities assumed at the acquisition date; resulting in deferred income taxes being recorded in purchase accounting.

The fair value of the intangible assets is based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements within the fair value measurement hierarchy. The fair value of the customer relationships (Distributor method), trademarks (Relief from Royalty method) and developed technology (Multi-Period Excess Earnings Method) was determined under the income approach.

Goodwill of $180,947 was recorded to reflect the excess of the purchase price over the estimated fair value of the net identifiable assets acquired, which is generally deductible for income tax purposes. The excess of the purchase prices over the fair values of the acquired business's net assets represent cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill.

The current purchase price allocation is preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

The Company incurred $7,615 of transaction costs related to this acquisition, which are included in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2021.

The results of operations of the acquired business and the fair value of the acquired assets and liabilities assumed are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021 includes revenues of $6,129 and a net income of $380 which includes the effects of purchase accounting adjustments, primarily changes in amortization of intangible assets.

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma combined financial information assumes that the acquisition of Pinnacle occurred on January 1, 2020.

	For the year ended December 31
	2021	2020
Revenues	$303,234	$262,048
Net loss	$(11,307)	$(49,012)

The unaudited pro forma combined results for the years ended December 31, 2021 and 2020 primarily include the following pro forma adjustments:

●	Incremental amortization expense, net of tax, related to Pinnacle purchased intangible assets in an amount of $5,246 and $7,001 for the years ended December 31, 2021 and 2020, respectively.
●	Incremental equity-based compensation expense, net of tax, related to replacement awards in an amount of $641 and $856 for the years ended December 31, 2021 and 2020, respectively.

Integrated Nonclinical Development Solutions, Inc.

On January 3, 2022, the Company completed the acquisition of Integrated Nonclinical Development Solutions, Inc. (“INDS”), a company that provides the SEND Explorer® software and drug development consulting, for total consideration of $7,078. The Company will complete the initial accounting for the acquisition of INDS, including the allocation of purchase consideration, in the first quarter of 2022.

6.   Prepaid Expenses and Other Current Assets and Other Supplemental Assets Information

Prepaid and other current assets consisted of the following:

	DECEMBER 31,
	2021	2020
Prepaid expenses	$8,973	$7,372
Income tax receivable	4,800	7,098
Research and development tax credit receivable	3,951	3,610
Current portion of interest rate swap asset	57	—
Other current assets	767	1,122
Prepaid expenses and other current assets	$18,548	$19,202

Other long-term assets consisted of the following:

	DECEMBER 31,
	2021	2020
Long-term deposits	$1,160	$1,163
Deferred financing cost	1,007	—
Total other long-term assets	$2,167	$1,163

7.   Property and Equipment

Property and equipment consisted of the following:

	DECEMBER 31,
	2021	2020
Computer and office equipment	$5,955	$5,619
Furniture	3,075	3,147
Purchased software for internal use	698	679
Leasehold improvements	1,762	2,386
Property and equipment	11,490	11,831
Less: Accumulated depreciation and amortization	(8,555)	(7,959)
Property and equipment, net	$2,935	$3,872

Depreciation and amortization expense were $2,135, $2,443, and $2,596 for the years ended December 31, 2021, 2020, and 2019, respectively.

8.   Goodwill and Other Intangible Assets

The following table presents the Company’s intangible assets (other than goodwill) and the related amortization:

	WEIGHTED
	AVERAGE	DECEMBER 31, 2021			DECEMBER 31, 2020
	AMORTIZATION	GROSS			GROSS
	PERIOD	CARRYING	ACCUMULATED		CARRYING	ACCUMULATED
	(IN YEARS)	AMOUNT	AMORTIZATION	NET	AMOUNT	AMORTIZATION	NET
Acquired software	14.38	$127,123	$(12,258)	$114,865	$24,275	$(8,099)	$16,176
Capitalized software development costs	2.71	31,477	(20,137)	11,340	24,009	(13,930)	10,079
Non-compete agreements	1.73	1,391	(1,247)	144	1,353	(1,145)	208
Trade names	15.36	56,483	(9,142)	47,341	40,683	(6,845)	33,838
Customer relationships	11.04	464,678	(126,545)	338,133	433,297	(97,153)	336,144
Total		$681,152	$(169,329)	$511,823	$523,617	$(127,172)	$396,445

Amortization expense for intangible assets was $42,980, $40,310, and $38,964 for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense of $4,265, $2,896, and $2,723 was recorded in cost of revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

The remaining amortization of $38,715, $37,414, and $36,241 was recorded in operating expenses for the years ended December 31, 2021, 2020, and 2019, respectively.

Based on the current amount of intangibles subject to amortization, the estimated annual amortization expense for each of the succeeding five years and thereafter is as follows:

		CAPITALIZED
		SOFTWARE	NON-
	ACQUIRED	DEVELOPMENT	COMPETE	TRADE	CUSTOMER
	SOFTWARE	COSTS	AGREEMENTS	NAMES	RELATIONSHIPS	TOTAL
2022	$9,243	$5,316	$97	$3,087	$31,134	$48,877
2023	9,054	3,690	43	3,087	31,134	47,008
2024	8,686	2,310	4	3,087	31,134	45,221
2025	8,531	24	—	3,087	31,134	42,776
2026	8,388	—	—	3,087	31,134	42,609
Thereafter	70,963	—	—	31,906	182,463	285,332
Total	$114,865	$11,340	$144	$47,341	$338,133	$511,823

Goodwill

The Company has not recognized any impairment charges for the years ended December 31, 2021, 2020, and 2019. A reconciliation of the change in the carrying value of goodwill is as follows:

Balance, December 31, 2019	$514,996
Goodwill associated with 2020 business combinations	685
Foreign currency translation	2,911
Balance, December 31, 2020	518,592
Goodwill associated with 2021 business combinations	186,771
Foreign currency translation	(1,992)
Balance, December 31, 2021	$703,371

9.   Accrued Expenses and Other Supplemental Liabilities Information

Accrued expenses consist of the following:

	DECEMBER 31,
	2021	2020
Accrued compensation	$24,848	$24,941
Accrued severance	—	143
Product distributor fees	—	149
Legal and professional accruals	2,477	2,779
Local sales and VAT taxes	—	58
Interest payable	96	39
Income taxes payable	1,398	854
Deferred rent	—	919
Contingent earn out	—	230
Other	1,011	617
Total accrued expenses	$29,830	$30,729

Other current liabilities consist of the following:

	DECEMBER 31,
	2021	2020
Current portion of interest rate swap liability	$1,088	$2,605
Current operating lease liabilities	5,040	—
Current finance lease liabilities	293	275
Total other current liabilities	$6,421	$2,880

Other long-term liabilities consist of the following:

	DECEMBER 31,
	2021	2020
Non-current portion of interest rate swap liability	$—	$1,066
Non-current finance lease liabilities	25	318
Total other long-term liabilities	$25	$1,384

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

As of December 31, 2021 and 2020, available borrowings under the revolving lines of credits were $100,000 and $20,000, respectively. Available borrowings under the revolving lines of credits of $100,000 and $20,000 as of December 31, 2021 and 2020, respectively, were reduced by $239 and $120 standby letter of credit issued to a landlord in lieu of a security deposit.

The Company was in compliance with all covenants as of December 31, 2021 and 2020. Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 3.65% and 4.48% for the years ended December 31, 2021 and 2020, respectively, for the Credit Agreement. As discussed previously, the Company entered into interest rate swap agreements that fixed the interest rate.

Interest paid on the Credit Agreement with respect to the term loan amounted to $11,211, $13,960, and $18,520 for the years ended December 31, 2021, 2020, and 2019, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $30 and $32 at December 31, 2021 and 2020, respectively, and is included in accrued expenses.  Interest paid on the Credit Agreement with respect to the revolving line of credit amounted to $93, $457, and $174 for the years ended December 31, 2021, 2020, and 2019, respectively. There was $66 accrued interest payable and no accrued interest payable on the revolving line of credit at December 31, 2021 and 2020, respectively.

Effective August 14, 2017, the Company entered into an unsecured credit agreement with another lender for a $100,000 term loan (“Loan Agreement”). The loan bears interest at 8.25% which is payable in semi-annual installments on January and July 15 through August 14, 2025, at which time all outstanding principal and interest are due. Under the Loan Agreement, the Company could voluntarily repay outstanding loans without premium or penalty. On July 15, 2020, the Company made a $20,000 prepayment on the loan, which reduced the amount outstanding to $80,000. On December 28, 2020, the Company repaid the remaining $80,000 aggregate principal amount owed under the Loan Agreement, including $3,000 of accrued interest using a portion of the proceeds from the IPO. The Company's obligations under the Loan Agreement were discharged on that date. Interest paid on the loan amounted to $0, $11,449, and $8,365 for the years ended December 31, 2021, 2020, and 2019, respectively.

Long-term debt consists of the following:

	DECEMBER 31,
	2021	2020
Term loans	$300,490	$304,099
Revolving line of credit	—	—
Less: debt issuance costs	(5,724)	(5,319)
Total	294,766	298,780
Current portion of long-term debt	(3,020)	(4,680)
Long-term debt, net of current portion and debt issuance costs	$291,746	$294,100

The principal amount of long-term debt outstanding as of December 31, 2021, matures in the following years:

	2022	2023	2024	2025	2026	TOTAL
Maturities	$3,020	$3,020	$3,020	$3,020	$288,410	$300,490

The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2021, and 2020, the Company was required to make a mandatory prepayment on the term loan of $0, and $1,527, respectively. For the third credit agreement, the Company is required to make a quarterly principal payment of $755 on the term loan each quarter starting from the end of September 2021.

The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.

11.   Employee Benefit Plan

The Company established a defined contribution 401(k) plan covering all U.S. employees who are at least 21 years of age. Employees may contribute to the plan up to 50% of their compensation, which may be further limited by law. In addition, employees who reached the age of 50 during the calendar years 2021, 2020, and 2019 are eligible to make an additional catch up contribution of 6.0%, subject to income limitations. The Company matches employee contributions for a percentage of the employee’s deferral, not to exceed the first 6% of each employee’s compensation.

The Company also operates a Group Personal defined contribution plan covering all U.K. employees. Employees are auto enrolled in the plan who are at least 22 years of age and paid more than £10 a year, up to the State Pension Age. However, all employees who are between the ages of 16 and 75 can elect to join the Plan.  Employees may contribute to their personal pension account and then convert that account into income at retirement. The Company contributes an additional 8% of salary for those employees who have registered for the Plan, which exceeds their duties under U.K. auto enrolment legislation.

Total 401(k) contributions made by the Company were $4,138, $3,342, and $2,864 for the years ended December 31, 2021, 2020, and 2019 respectively.

12.   Commitments and Contingencies

Legal proceedings

The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on the consolidated financial statements as of December 31, 2021.

Assurance-type warranty

The Company includes an assurance commitment warranting the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its applications software, warranty costs are insignificant and expensed as incurred.

For information related to commitments for future minimum lease payments, please see Note 14 – Lease.

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

The Class B Units were in a secondary position to the Class A units in EQT, in that in any event in which the EQT equity was valued and paid out, holders of the Class B Units would only be paid if an amount at least equal to the applicable participation threshold was first allocated to all of the outstanding classes of units under EQT’s limited partnership agreement. In addition, EQT had the right, but not the obligation, to repurchase units at fair value upon certain events, such as a termination of employment. During the years ended December 31, 2020 and 2019, EQT repurchased 87,930 and 241,601 Class B Units at their intrinsic value of $1,079 and $703 respectively. These repurchases were funded through dividends paid by the Company to EQT. These Class B Units do not have a maximum contractual life, and as such, these Class B Units do not expire.

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

	YEAR ENDED DECEMBER 31,
	2020	2019
Pricing model	Monte Carlo	Monte Carlo
Expected dividend yield	0.0%	0.0%
Risk-free interest rate(1)	0.3%	1.6%
Expected stock price volatility(2)	59%	55%
Expected exercise term (in years)(3)	2.3	2.0
(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected exercise term of our incentive units
(2)	In projecting expected stock price volatility, we consider the historical volatility of the stock prices of comparable public companies.
(3)	The Company estimates the expected life of incentive units based upon the timing of a potential liquidity event.

A summary of the Class B Units activity for the period is presented below (dollar amounts are not in thousands):

		WEIGHTED AVERAGE
		Weighted-Average
		Grant-Date	Weighted-Average
		Fair Value	Exercise Price
	UNITS	Per Unit	Per Unit
Outstanding, as of December 31, 2019	5,436,299	$3.53	11.43
Granted	1,357,408	7.39	26.96
Exercised	(87,930)	3.55	10.2
Forfeited	(377,626)	3.63	10.3
Exchanged	(6,328,151)	4.37	—
Outstanding, December 31, 2020	—	$—	—

Outstanding units represent the total of vested Class B Units and those expected to vest, including Time-based Units for which the requisite service period has not yet been rendered. Of those Class B Units that were vested and exercisable at December 31, 2019, the weighted-average distribution threshold was $10.16. The weighted-average grant date fair value per unit was $3.53 as of December 31, 2019.

The aggregate intrinsic value of Class B Units outstanding, vested and exercisable at December 31, 2019 was $38,440.  There were no Class B Units outstanding as of December 31, 2020.

The total fair value of Class B Units vested and exercisable during 2019 was $1,872. Equity-based compensation expense related to the Time-based Units was $2,776 and $1,691 for the years ended December 31, 2020 and 2019. The Performance-based Units were not probable of vesting prior to the exchange of Class B Units for common shares, as described below; as such, no expense was recorded for these Units prior to the IPO. As of December 31, 2020, there were no unrecognized compensation costs related to the Units as they had been exchanged for restricted stock as discussed below.

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

A summary of the restricted stock in 2021 is shown below:

		WEIGHTED-AVERAGE
		GRANT-DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2020	5,941,693	$23.00
Granted	87,127	31.70
Vested	(1,957,054)	23.02
Forfeited	(161,044)	23.00
Non-vested restricted stock as of December 31, 2021	3,910,722	$23.18

The Company granted 87,127 replacement shares of restricted stock in 2021 in connection with the Pinnacle business acquisition under which equity-based awards are outstanding. The fair value of the per share of restricted stock issued in 2021 was measured using grant date fair market value adjusted lack of marketability for these shares. Total grant date fair value was $2,762. The restricted stock issued in 2021 generally have a three year vesting period except for one holder whose shares vests equally on a monthly basis for 2 years. The Company exchanged 5,941,693 shares discussed in previous section in 2020 and was not authorized and did not issue any restricted stock in 2019.

Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B units were $12,349 and $57,421 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the accelerated attribution approach was $11,638. The unrecognized compensation expense for the category at December 31, 2021 is expected to be recognized over a weighted-average period of 24.6 months.

Equity-based compensation expenses related to the time-based restricted stock were $3,104 and $167 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach were $6,394. The unrecognized compensation expense for the category at December 31, 2021 is expected to be recognized over a weighted-average period of 33.2 months.

Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition was $292 for the year ended December 31, 2021. At December 31, 2021, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $2,470. The unrecognized compensation expense for the category at December 31, 2021 is expected to be recognized over a weighted-average period of 26.7 months.

2020 Incentive Plan

In order to align our equity compensation program with public company practices, the Company’s Board of Directors adopted and stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan allows for grants of non-qualified stock options, incentive stock options, restricted stock, and restricted stock units (RSUs) to employees, directors and officers, and consultants or advisors of the Company. The 2020 Incentive Plan allows for 20,000,000 shares (the “plan share reserve”) of common stock to be issued. No more than the number of shares of common stock equal to the plan share reserve may be issued in the aggregate pursuant to the exercise of incentive stock options. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1,000,000 in total value, except for certain awards made to a non-executive chair of our board of directors. At December 31, 2021, there was 19,898,104 shares reserved for future issuance.

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

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive shares of the Company’s common stock at a specified date in the future. During year ended December 2021, the Company granted 1,347,265 RSUs under the 2020 Incentive Plan that generally vest over an average three-year period. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2020	30,052	$23.00
Granted	1,347,265	29.19
Vested	(24,728)	23.00
Forfeited	(63,865)	26.80
Non-vested RSUs as of December 31, 2021	1,288,724	$29.28

Equity-based compensation expense related to the RSUs was $8,257 and $81 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the total unrecognized equity-based compensation expense related to outstanding RSUs was $29,914, which is expected to be recognized over a weighted-average period of 28.5 months.

Performance Restricted Stock Units

Performance stock units (“PSUs”) are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds including year over year revenue growth and unlevered free cash flow growth.

Equity-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. The following table presents a summary of activity on the PSUs for the period ended December 31, 2021.

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested PSUs as of December 31, 2020	—	$—
Granted	418,480	27.36
Vested	—	—
Forfeited	(11,905)	27.45
Non-vested PSUs as of December 31, 2021	406,575	$27.35

Equity-based compensation expense related to the PSUs was $5,481 for the year ended December 31, 2021. At December 31, 2021, the total unrecognized equity-based compensation expense related to outstanding PSUs was $5,141, which is expected to be recognized over a weighted-average period of 19.77 months.

The number of restricted stock awards and RSUs vested in 2021 includes 11,103 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

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

Generally, all employees and those of the Company’s subsidiaries will be eligible to participate in the Employee Stock Purchase Plan, except for employees who own 5% or more of the combined voting power or value of all issued and outstanding stock. Employees may contribute through payroll deductions of 1% to 15% of such employees’ base compensation on each payroll date that falls within an offering period. Participants may not acquire rights to purchase more than $25 of common stock under the Employee Stock Purchase Plan for any calendar year. Common stock will be available for purchase for up to 27 months.

Shares will be purchased at a discounted per-share purchase price equal to 85% of the per-share closing price of the Company’s common stock on the last day of the applicable offering period.

As of December 31, 2021, no shares of common stock have been purchased under the Employee Stock Purchase Plan and no offering has been made to eligible employees under the Plan.

Equity-based compensation expense

The following table summarizes the components of total equity-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Loss for each period presented:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Cost of revenues	$5,193	$8,805	$156
Sales and marketing	2,204	7,390	110
Research and development	2,872	7,133	121
General and administrative expenses	19,214	41,179	1,304
Total	$29,483	$64,507	$1,691

The tax benefit related to compensation expense was $117 for the year ended December 31, 2021. There were no tax benefits related to compensation expense for the year ended December 31, 2020 and 2019.

14.   Leases

The Company leases certain office facilities and equipment under non-cancelable operating and finance leases with remaining terms from one to seven years.

Operating lease ROU assets are included in other asset section while finance lease ROU assets are included in "Property and equipment, net" in the consolidated balance sheets. With respect to operating lease liabilities, current and non-current operating lease liabilities are included in "Other current liabilities" and "Operating lease liabilities, net of current portion.” Current and non-current finance lease liabilities are included in "Other current liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.

The following table presents information about the operating and finance lease right-of-use assets and lease liabilities as well as lease term and discount rates:

Lease right-of-use assets, lease liabilities, lease term and discount rate:	December 31, 2021

Lease right of use assets
Operating leases	$12,634
Financing leases	271
$12,905
Lease liabilities
Current
Operating leases	$5,040
Financing leases	293
Noncurrent
Operating leases	8,256
Financing leases	25
$13,614

For the year ended
Weighted-average remaining lease term (years):	December 31, 2021
Operating leases	3.63
Financing leases	1.08

Weighted-average discount rate:
Operating leases	3.91%
Financing leases	6.19%

The components of total lease cost were as follows:

December 31, 2021
Operating lease cost	$5,815
Short-term lease cost	404
Variable lease cost	744
Sublease income	(490)
Finance lease cost:
Amortization of right-of-use assets	277
Interest on lease liabilities	29
Total lease cost	$6,779

Supplemental cash flow and non-cash flow information was as follows:

December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$29
Operating cash flows from operating leases	$6,105
Financing cash flows from finance leases	$275
Right-of-use assets obtained in exchange for new and remeasured operating leases	$520
Right-of-use assets obtained through acquisition	$1,648

The following table summarizes by year the maturities of our minimum lease payments as of December 31, 2021.

	OPERATING	FINANCE
	LEASES	LEASES
Year ending December 31,
2022	$5,138	$304
2023	3,246	25
2024	2,564	—
2025	1,930	-
2026	1,326	-
Thereafter	135	-
Total future lease payments	14,339	329
Less: imputed interest	(1,043)	(11)
Total	$13,296	$318

G

The gross amounts of assets under capital leases, in accordance with the superseded leasing standard (ASC 840), was $1,501 at December 31, 2020. The total accumulated amortization associated with equipment under capital leases was approximately $946 at December 31, 2020. The related amortization expense is included in depreciation expense. Rent expense under the operating leases was $6,534 and $6,377 for the years ended December 31, 2020 and 2019, respectively.

Non-cancelable future minimum lease commitments as of December 31, 2020, in accordance with the superseded leasing standard, were:

Year ending December 31,	Operating Leases	Capital Leases
2021	$6,023	$304
2022	4,698	304
2023	3,191	25
2024	2,559	—
2025	2,065	—
Thereafter	2,372	—
Non-cancelable future minimum lease payments	20,908	633
Less amount representing interest	—	(40)
Net non-cancelable future minimum lease payments	$20,908	$593

15.  Segment data

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

The following table summarizes revenue by geographic area:

	YEAR ENDED
	DECEMBER 31,
	2021	2020	2019
Revenue(1):
Americas	$205,377	$182,629	$154,505
EMEA	56,410	42,844	40,299
Asia Pac	24,317	18,057	13,707
Total	$286,104	$243,530	$208,511
(1)	Revenue is attributable to the countries based on the location of the customer

The following table summarizes property, plant and equipment, net by geographic area as of December 31, 2021 and 2020:

	DECEMBER 31,
	2021	2020
Property, plant and equipment, net:
Americas	$1,903	$2,691
EMEA	712	817
Asia Pac	320	364
Total	$2,935	$3,872

16.   Income Taxes

The components of loss before income taxes were as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Domestic	$(10,373)	$(55,355)	$(12,995)
Foreign	6,998	5,174	3,844
Total	$(3,375)	$(50,181)	$(9,151)

The components of provision for (benefit from) income taxes were as follows:

	DECEMBER 31,
	2021	2020	2019
Current tax provision
Federal	$451	$326	$483
State and local	1,798	1,659	1,692
Foreign	8,826	4,634	4,303
Total current	11,075	6,619	6,478
Deferred tax benefit
Federal	(4,416)	(3,620)	3,137
State and local	(1,156)	276	(5,431)
Foreign	4,388	(4,059)	(4,409)
Total deferred	(1,184)	(7,403)	(6,703)
Total provision (benefit)	$9,891	$(784)	$(225)

The effective income tax rate was (293.06%), 1.56%, and 2.46% for the years ended December 31, 2021, 2020 and 2019, respectively. The primary reconciling items between the statutory income tax rate of 21% and the effective income tax rate were as a result of the following:

	2021		2020		2019
Tax at U.S. federal statutory rate	$(709)	21.00%	$(10,538)	21.00%	$(1,919)	21.00%
State taxes, net of federal benefit	226	(6.71)%	1,125	(2.24)%	(3,852)	42.14%
Foreign rate differential	3,872	(114.72)%	2,296	(4.58)%	1,654	(18.09)%
Permanent items	(670)	19.84%	(139)	0.28%	(177)	1.93%
Equity compensation	3,534	(104.70)%	13,562	(27.03)%	412	(4.51)%
GIL TI inclusion	540	(16.00)%	932	(1.86)%	570	(6.24)%
Tax credits	(7,060)	209.19%	(7,618)	15.18%	(4,264)	46.65%
Rate change	5,256	(155.75)%	2,076	(4.14)%	(2,922)	31.97%
Other adjustments	3,131	(92.76)%	1,223	(2.43)%	3,736	(40.87)%
Return to provision adjustments	(66)	1.95%	(103)	0.21%	(139)	1.52%
Valuation allowance	1,837	(54.40)%	(3,600)	7.17%	6,676	(73.04)%
Effective tax rate	$9,891	(293.06)%	$(784)	1.56%	$(225)	2.46%

A portion of the Company’s income was attributable to Madeira, Portugal, which qualified for special tax programs authorized by the European Union.  For the period of 2008 through 2011, the Company was subject to Madeira's income tax rate of 0%, for 2012 an income tax rate of 4% applied, and for the period of 2013 through 2020 an income tax rate of 5% applied, and for the period 2021 through 2027 an income tax rate of 5% will apply.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities are summarized as follows:

	DECEMBER 31,
	2021	2020
Deferred tax assets
Accounts receivable	$61	$29
Accrued compensation	3,552	4,222
Accrued expenses	-	137
Deferred revenue	696	—
Net operating loss carryforwards	4,117	5,229
R&D credit carryforward	4,965	7,054
Foreign tax credits	15,054	12,485
Interest rate hedge	253	925
Equity based compensation	3,015	—
Other assets	380	115
Interest expense	224	869
Right-of-use (ROU) Liability	2,944	—
Total gross deferred tax asset	35,261	31,065
Less: Valuation allowance	(18,235)	(16,715)
Net deferred tax asset	17,026	14,350
Deferred tax liabilities
Property, equipment, and other long-lived assets	(272)	(359)
Goodwill and intangible assets	(83,844)	(83,935)
Prepaid expenses	(1,968)	(1,724)
Accrued expenses	(184)	—
Deferred revenue	—	(1,482)
Right-of-use (ROU) Asset	(2,783)	—
Total gross deferred tax liability	(89,051)	(87,500)
Net deferred tax liability	$(72,025)	$(73,150)

The net change in the total valuation allowance resulted in an increase of $1,520 in 2021 compared to a decrease of $3,831 in 2020. The valuation allowance is determined separately for each jurisdiction. A U.S. valuation allowance was required against the foreign tax credit carryforward. At the foreign subsidiaries, the valuation allowance was primarily related to foreign net operating losses that, in the judgment of management, are not more likely than not to be realized.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and carryforward attributes can be utilized. Management considered the reversal of deferred tax liabilities in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance, at December 31, 2021.

At December 31, 2021, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,416, the majority of which will expire if unused in years 2024 through 2040. The Company has net operating loss carryforwards for state income tax purposes of approximately $2,576, which will expire if unused in years 2029 through 2039. The Company has foreign net operating loss carryforwards of $24,491 which will expire if unused starting in 2022.

The Company has $1,475 of federal research and development credits that will expire if unused in years 2025 through 2041, $417 of California research and development credits with indefinite carryover period, and $406 of foreign research and development credits that will expire if unused starting in 2029. The Company has foreign tax credits of $15,054 that will expire if unused in years 2025 through 2031, and also Canadian investment tax credits of $3,809 which will expire if unused in years 2030 through 2039.

The Company has net operating losses and tax credits that are subject to limitation under Internal Revenue Code Section 382 and Section 383 due to changes in ownership. The Company has analyzed the realizability of these tax attributes carried forward and have recorded deferred tax assets for the attributes that meet the more likely than-not realizability threshold.

Foreign undistributed earnings were considered permanently invested, therefore no provision for U.S. income taxes was accrued as of December 31, 2021 and 2020, with the exception of the withholding tax liability of $168 on the potential repatriation from Certara Canada Corporation.

The Company assessed its uncertain tax positions and determined that a liability of $1,059 and $897 was required to be recorded for uncertain tax positions as of December 31, 2021 and 2020, respectively. Uncertain tax positions relate primarily to federal and state R&D credits. The Company's policy is to recognize interest and penalties as a component of the provision for income taxes.  For December 31, 2021 and 2020, there were no interest or penalties recorded. The Company does not anticipate any significant changes to its uncertain tax positions during the next 12 months.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 31, 2019	$690
Additions for tax positions related to the current year	198
Additions for tax positions of prior years	9
Balance at December 31, 2020	897
Additions for tax positions related to the current year	156
Additions for tax positions of prior years	6
Balance at December 31, 2021	$1,059

The uncertain tax positions, exclusive of interest and penalties, were $1,059 and $897 as of December 31, 2021 and December 31, 2020, respectively, which also represents potential tax benefits that if recognized, would impact the effective tax rate.

U.S. federal income tax returns are generally subject to examination for a period of three years after the filing of the return. However, the Internal Revenue Service can audit the NOLs generated in respective years in the years that the NOLs are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.

The Company is subject to tax on Global Intangible Low-Taxed Income (“GILTI”) and has elected to account for GILTI as a current period expense.

17.  Earnings per Share

Basic and diluted earnings per share is computed by dividing net earnings by the weighted-average shares outstanding:

	YEAR ENDED
	DECEMBER 31,
	2021	2020	2019
Numerator:
Net loss	$(13,266)	$(49,397)	$(8,926)
Denominator:
Weighted average common shares outstanding, basic and diluted	149,842,668	133,247,212	132,407,786
Net loss per common share, basic and diluted	$(0.09)	$(0.37)	$(0.07)

The Company excluded the restricted stock and restricted stock units from the calculation of diluted earnings per share during the years ended December 31, 2021 and 2020 that could potentially dilute earnings per share in the future due to being in a net loss position. For the year ended December 31, 2021, the Company did not include 3,910,722 restricted shares and 1,288,724 shares of time-based restricted stock units, and 61,456 shares of performance based restricted stock units in the calculation. For the year ended December 31, 2020, the Company did not include 5,941,693 restricted shares and 30,052 shares of restricted time-based stock units in the calculation. During the year ended December 31, 2019, there was no potentially dilutive securities outstanding.

18. Subsequent Events

On January 3, 2022, the Company completed the acquisition of Integrated Nonclinical Development Solutions, Inc. (“INDS”), a company that provides the SEND Explorer® software and drug development consulting, for total consideration of $7,078. The Company will complete the initial accounting for the acquisition of INDS, including the allocation of purchase consideration, in the first quarter of 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to a material weakness related to information technology general controls, as discussed in Management's Annual Report on Internal Control over Financial Reporting.

Notwithstanding the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Annual Report on Internal Control over Financial Reporting

See Management's Report of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable

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

The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

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

(3)   List of Exhibits required by Item 601 of Regulation S-K

Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8-K		2.1	8/5/2021
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Amended and Restated Bylaws of Certara, Inc.	S-8	333-251368	4.2	12/15/2020
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-250182	4.1	12/03/2020
4.2	Description of Certara, Inc.’s Securities
10.1	Stockholders Agreement, dated as of December 10, 2020 by and among Certara, Inc. and the other parties named therein	S-8	333-251368	4.5	12/15/2020
10.2	Amended and Restated Registration Rights Agreement, dated as of December 10, 2020 by and among Certara, Inc. and the other parties named therein
10.3	Credit Agreement, dated as of August 15, 2017, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.3	11/18/2020
10.4	First Amendment, dated as of January 24, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.4	11/18/2020
10.5	Second Amendment, dated as of April 3, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc. (f/k/a EQT	S-1/A	333-250182	10.5	11/18/2020

	Avatar Intermediate, Inc.), Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto
10.6	Third Amendment, dated as of June 17, 2021, to the Credit Agreement, among Certara Holdings, Inc., Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc., Bank of America, N.A., as Administrative Agent for the lenders from time to time party thereto and collateral agent for the secured parties thereunder	8-K		10.1	6/22/2021
10.7	Loan Guaranty, dated as of August 15, 2017, by and among the Loan Guarantors, as defined therein, and Jefferies Finance LLC, as Administrative Agent	S-1/A	333-250182	10.6	11/18/2020
10.8	Pledge and Security Agreement, dated as of August 15, 2017, by and among the Grantors, as defined therein, and Jefferies Finance LLC, as Agent	S-1/A	333-250182	10.7	11/18/2020
10.9	Loan Agreement, dated as of July 6, 2017, between Santo Holding (Deutschland) GmbH and Certara, Inc. (f/k/a EQT Avatar Topco, Inc.)	S-1/A	333-250182	10.8	11/18/2020
10.10*	Form of Indemnification Agreement between Certara, Inc. and directors and executive officers of Certara, Inc.	S-1/A	333-250182	10.9	11/25/2020
10.11*	Employment Agreement, dated as of May 14, 2019, by and among EQT Avatar Parent L.P., Certara USA, Inc. and William Feehery	S-1/A	333-250182	10.10	11/18/2020
10.12*	Employment Agreement, dated as of July 11, 2014, between Certara USA, Inc. and M. Andrew Schmick	10-K		10.11	3/15/2021
10.13*	Employment Agreement, dated as of July 20, 2020, between Certara USA, Inc. and Leif E. Pedersen	10-K		10.12	3/15/2021
10.14*	Certara, Inc. 2020 Incentive Plan	S-1/A	333-250182	10.18	11/25/2020
10.15*	Form of Restricted Stock Unit Grant and Award Agreement (Certara, Inc. 2020 Incentive Plan)	10-K		10.14	3-15-2021
10.16*	Form of Exchange Acknowledgement and Agreement	S-1/A	333-250182	10.19	12/03/2020
10.17*	Form of Stock Restriction Agreement	S-1/A	333-250182	10.20	12/03/2020
10.18*	Form of Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan*	10-Q		10.1	5/7/2021
10.19*	Certara, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-250182	10.21	11/25/2020
10.20*	Certara, Inc. Directors Deferral Plan	10-K		10.18	3/15/2021
10.21*	Employment Agreement, dated September 26, 2018 between Certara UK Limited and Robert Aspbury
10.22*	Employment Agreement, dated January 23, 2019, by and between EQT Certara USA, Inc. and Justin Edge	S-1/A	333-250182	10.15	11/8/2020
21.1 23.1	Subsidiaries of the Registrant Consent of CohnReznick LLP
24.1	Power of Attorney (included in the signature page to this Annual Report)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CERTARA, INC.

Date: March 1, 2022	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2022	By:	/s/ M. Andrew Schemick
	Name:	M. Andrew Schemick
	Title:	Chief Financial Officer (Principal Financial Officer)

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

Signature	Title

/s/ William F. Feehery	Chief Executive Officer and Director
William F. Feehery	(Principal Executive Officer)

/s/ M. Andrew Schemick	Chief Financial Officer
M. Andrew Schemick	(Principal Financial Officer and Principal Accounting Officer)

/s/ James E. Cashman III	Chairman
James E. Cashman III

/s/ Eric C. Liu	Director
Eric C. Liu

/s/ Stephen M. McLean	Director
Stephen M. McLean

/s/ Mason P. Slaine	Director
Mason P. Slaine

/s/ Matthew Walsh	Director
Matthew Walsh

/s/ Ethan Waxman	Director
Ethan Waxman

/s/ Cynthia Collins	Director
Cynthia Collins /s/ Nancy Killefer Nancy Killefer	Director
/s/ Carol Gallagher Carol Gallagher	Director