Form 10-Q
period 2022-03-31
Certara, Inc.
filed 2022-05-05
CIK 1827090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	⌧	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 01, 2022, the registrant had 159,841,502 shares of common stock, par value $0.01 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	our ability to compete within our market;
•	any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery;
•	the occurrence of natural disasters and epidemic diseases, including the ongoing COVID 19 pandemic, which may result in delays or cancellations of customer contracts or decreased utilization by our employees;
•	changes or delays in government regulation relating to the biopharmaceutical industry;
•	increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
•	trends in research and development (“R&D”) spending, the use of third parties by biopharmaceutical companies and a shift toward more R&D occurring at smaller biotechnology companies;
•	our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
•	our ability to retain key personnel or recruit additional qualified personnel;
•	consolidation within the biopharmaceutical industry;
•	reduction in the use of our products by academic institutions;
•	pricing pressures due to increased customer utilization of our products;
•	any delays or defects in our release of new or enhanced software or other biosimulation tools;
•	failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
•	our ability to accurately estimate costs associated with our fixed-fee contracts;
•	risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
•	our ability to sustain recent growth rates;
•	any future acquisitions and our ability to successfully integrate such acquisitions;
•	the accuracy of our addressable market estimates;
•	the length and unpredictability of our software and service sales cycles;
•	our ability to successfully operate a global business;
•	our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;
•	risks related to litigation against us;
•	the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;
•	our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;

•	the loss of more than one of our major customers;
•	our future capital needs;
•	the ability or inability of our bookings to accurately predict our future revenue and our ability to realize the anticipated revenue reflected in our backlog;
•	any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
•	our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
•	our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
•	any breach of our security measures or unauthorized access to customer data;
•	our ability to comply with applicable privacy and data security laws;
•	our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
•	any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
•	our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
•	any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
•	any impairment of goodwill or other intangible assets;
•	our ability to use our net operating loss (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
•	the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
•	any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective; and
•

the other factors described elsewhere in this Quarterly Report on Form 10-Q or as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or as described in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

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

CERTARA, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$184,315	$185,797
Accounts receivable, net of allowance for credit losses of $296 and $262, respectively	72,719	69,555
Restricted cash	745	827
Prepaid expenses and other current assets	17,407	18,548
Total current assets	275,186	274,727
Other assets:
Property and equipment, net	2,927	2,935
Operating lease right-of-use assets	13,631	12,634
Goodwill	704,788	703,371
Intangible assets, net of accumulated amortization of $181,138 and $169,329, respectively	504,310	511,823
Deferred income taxes	4,086	4,073
Other long-term assets	2,098	2,167
Total assets	$1,507,026	$1,511,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,255	$7,458
Accrued expenses	18,592	29,830
Current portion of deferred revenue	48,168	45,496
Current portion of long-term debt	3,020	3,020
Current operating lease liabilities	4,897	5,040
Other current liabilities	685	1,381
Total current liabilities	81,617	92,225
Long-term liabilities:
Deferred revenue, net of current portion	1,080	1,531
Deferred income taxes	75,268	76,098
Operating lease liabilities, net of current portion	9,348	8,256
Long-term debt, net of current portion and debt discount	291,308	291,746
Non-current finance lease liabilities	—	25
Total liabilities	458,621	469,881
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 159,657,174 and 159,658,948 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	1,596	1,596
Additional paid-in capital	1,127,334	1,119,821
Accumulated deficit	(73,394)	(75,604)
Accumulated other comprehensive loss	(7,046)	(3,926)
Treasury stock at cost, 2,874 and 1,100 shares at March 31, 2022 and December 31, 2021, respectively	(85)	(38)
Total stockholders’ equity	1,048,405	1,041,849
Total liabilities and stockholders’ equity	$1,507,026	$1,511,730

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2022	2021
Revenues	$81,551	$66,718
Cost of revenues	32,789	26,016
Operating expenses:
Sales and marketing	6,111	3,752
Research and development	7,548	4,706
General and administrative	18,339	16,562
Intangible asset amortization	10,149	9,456
Depreciation and amortization expense	482	602
Total operating expenses	42,629	35,078
Income from operations	6,133	5,624
Other income (expenses):
Interest expense	(3,228)	(3,928)
Miscellaneous, net	841	(117)
Total other expenses	(2,387)	(4,045)
Income before income taxes	3,746	1,579
Provision for income taxes	1,536	527
Net income	2,210	1,052
Other comprehensive loss:
Foreign currency translation adjustment	(3,184)	(1,545)
Change in fair value of interest rate swap, net of tax $60 and $161, respectively	64	477
Total other comprehensive loss	(3,120)	(1,068)
Comprehensive loss	$(910)	$(16)

Net income per share attributable to common stockholders:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average common shares outstanding:
Basic	155,936,953	147,160,084
Diluted	159,160,321	152,084,745

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER		TOTAL
(IN THOUSANDS,	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TREASURY	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	STOCK	EQUITY
Balance as of December 31, 2020	152,979,479	$1,529	$884,528	$(62,338)	$(1,587)	$—	$822,132
Equity-based compensation awards	—	—	5,151	—	—	—	5,151
Change in fair value from interest rate swap, net of tax	—	—	—	—	477	—	477
Net income	—	—	—	1,052	—	—	1,052
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,545)	—	(1,545)
Balance as of March 31, 2021	152,979,479	$1,529	$889,679	$(61,286)	$(2,655)	$—	$827,267

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
					OTHER		TOTAL
(IN THOUSANDS,	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	TREASURY	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	LOSS	STOCK	EQUITY
Balance as of December 31, 2021	159,658,948	$1,596	$1,119,821	$(75,604)	$(3,926)	$(38)	$1,041,849
Equity-based compensation awards	—	—	7,513	—	—	—	7,513
Restricted stock withheld for tax liability	(1,774)	—	—	—	—	(47)	(47)
Change in fair value from interest rate swap, net of tax	—	—	—	—	64	—	64
Net income	—	—	—	2,210	—	—	2,210
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,184)	—	(3,184)
Balance as of March 31, 2022	159,657,174	$1,596	$1,127,334	$(73,394)	$(7,046)	$(85)	$1,048,405

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)	2022	2021
Cash flows from operating activities:
Net income	$2,210	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	482	602
Amortization of intangible assets	12,450	10,102
Amortization of debt issuance costs	386	378
(Recovery of) provision for credit losses	34	(1)
Loss on retirement of assets	5	—
Equity-based compensation expense	7,513	5,151
Deferred income taxes	(715)	12
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,244)	(2)
Prepaid expenses and other assets	653	(673)
Accounts payable and other liabilities	(11,830)	(11,109)
Deferred revenue	2,556	(507)
Other current liabilities	(792)	—
Changes in operating lease assets and liabilities, net	95	(71)
Net cash provided by operating activities	9,803	4,934
Cash flows from investing activities:
Capital expenditures	(506)	(222)
Capitalized development costs	(2,187)	(1,192)
Business acquisitions, net of cash acquired	(5,983)	(2,044)
Net cash used in investing activities	(8,676)	(3,458)
Cash flows from financing activities:
Payments on long-term debt and finance lease obligations	(826)	(855)
Payments on financing component of interest rate swap	(646)	—
Payment of taxes on shares withheld for employee taxes	(48)	—
Net cash used in financing activities	(1,520)	(855)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(1,171)	(191)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(1,564)	430
Cash and cash equivalents, and restricted cash, at beginning of period	186,624	273,291
Cash and cash equivalents, and restricted cash, at end of period	$185,060	$273,721
Supplemental disclosures of cash flow information
Cash paid for interest	$3,547	$3,552
Cash paid for taxes	$2,769	$1,644
Supplemental schedule of non-cash investing and financing activities
Liabilities assumed in connection with business acquisition	$—	$921

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

2.	Summary of Significant Accounting Policies

There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2021.

(a)	Basis of Presentation and Use of Estimates

The preparation of condenesd consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the  condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, assumptions used in the allocation of the transaction price to separate performance obligations, estimates towards the measure of  progress of completion on fixed-price service contracts, the determination of fair values and useful lives of long-lived assets as well as intangible assets, goodwill, allowance for credit losses for accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue, value of interest rate swaps, determination of fair value of equity-based awards and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

(b)   Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the related interim disclosures are unaudited.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2021 audited consolidated financial statements and notes thereto. The information as of December 31, 2021 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(c)	Accounting Pronouncements Not Yet Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The ASU requires that entities increase disclosures about government assistance received relating to accounting policy, nature of the assistance, and the effect of the assistance on the financial statements. The ASU is effective for annual periods beginning after December 15, 2021. Early application of the ASU is permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

(d)   Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(e)	Cash and Cash Equivalents, and Restricted Cash

Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased.

Restricted cash represents cash that is reserved to support a financing program and unexpended restricted grant funds. The restricted cash balance was $745, $827 and $733 at March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	MARCH 31,	DECEMBER 31,	MARCH 31,
	2022	2021	2021
Cash and cash equivalents	$184,315	$185,797	$272,988
Restricted cash, current	745	827	733
Total cash and cash equivalents and restricted cash	$185,060	$186,624	$273,721

(f)	Derivative Instruments

The Company has an interest rate swap agreement that was designated as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 2.1284%, non-inclusive of the fixed credit spread through May 31, 2022.  On August 31, 2021, the Company entered an amendment to the interest rate swap agreement. The amended interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately. At inception, the financing component of $1,966 was recorded at amortized cost. The embedded at-the-market derivative was designated and qualified as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 1.2757%, non-inclusive of the fixed credit spread through May 31, 2022. The fair value of the embedded at-the-market derivative is recognized in the condensed consolidated balance sheets and the changes in the fair value of the embedded at-the-market derivative is recognized in other comprehensive loss. At March 31, 2022, the financing component is recorded in current portion of interest rate swap liability in the amount of $439. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument are classified as financing activities in the condensed consolidated statements of cash flows. At March 31, 2022, the Company recorded the fair value of the embedded at-the-market derivative in current portion of interest rate swap assets in the amount of $181. The Company did not recognize any changes in the fair value of the interest rate swap in interest expense for the three months ended March 31, 2022.

The following table sets forth the assets that is measured at fair value on a recurring basis by the levels in the fair value hierarchy at March 31, 2022:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Asset
Interest rate swap asset	$—	$181	$—	$181
Total	$—	$181	$—	$181

The following table sets forth the assets that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2021:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Asset
Interest rate swap asset	$—	$57	$—	$57
Total	$—	$57	$—	$57

For more information regarding fair value measurement and fair value hierarchy, see NOTE 2. “Summary of Significant Accounting Policies” in the notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The net amount of deferred losses related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into earnings over the next twelve months is insignificant.

(g)	Revenue Recognition

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

The unsatisfied performance obligations as of March 31, 2022 were approximately $101,246.

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

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Software licenses transferred at a point in time	$13,452	$12,425
Software licenses transferred over time	15,741	9,479
Service revenues earned over time	52,358	44,814
Total	$81,551	$66,718

(h)	Earnings per Share

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

(i)	COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to public health as well as the global and U.S. economies. The continued spread of variants of COVID-19 may adversely impact our business, financial condition or results of operations as a result of increased costs, negative impacts to our workforce, delay or cancellation of projects due to disruption of clinical trials, or a sustained economic downturn. Although the spread of the virus seems to have subsided, the possibility of a resurgence due to a new strain is possible.  Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the global and US economy and our business.

3. Public Offerings

The Company is party to a registration rights agreement with EQT AB and its affiliates (“EQT AB”), Arsenal, EQT, and certain other stockholders (“Institutional Investors”). It contains provisions that entitle EQT and the other Institutional Investors thereto to certain rights to have their securities registered by the Company under the Securities Act. EQT is entitled to an unlimited number of “demand” registrations, subject to certain limitations. Every Institutional Investor that holds registration rights is also be entitled to customary “piggyback” registration rights. In addition, the amended and restated registration rights agreement provides that the Company will pay certain expenses of the Institutional Investors relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act of 1933.

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

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At March 31, 2022 and December 31, 2021, the investments were bank deposits and overnight sweep accounts. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management  believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.

As of March 31, 2022 and December 31, 2021,  no single customer accounted for more than 10% of the Company’s accounts receivable. No customers accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2022 and 2021.

5.	Acquisitions

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

Pinnacle 21, LLC

On October 1, 2021, the Company acquired 100% of the equity of Pinnacle 21, LLC (“Pinnacle”). Pinnacle  provides software and services for preparing clinical trial data for regulatory submission. The acquisition executes on the Company’s strategy to invest in innovation to increase the use cases of biosimulation and grow adoption of Certara’s end-to-end platform.

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

Integrated Nonclinical Development Solutions

On January 3, 2022, the Company completed the acquisition of Integrated Nonclinical Development Solutions, Inc. (“INDS”), a company that provides the SEND Explorer software and drug development consulting for a total consideration of $8,148. The business combination was not material to the Company’s condensed consolidated financial statements. Based on the Company’s preliminary purchase price allocation, approximately $2,500, $860 and $2,855 of the purchase price was assigned to customer relationships, acquired software and goodwill, respectively.

The current purchase price allocation is preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, and liabilities assumed, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

The condensed consolidated financial statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations revenue and net income subsequent to the acquisition date for three months ended March 31, 2022 have not been presented because the effects of the acquisition was not material to our financial results.

6.	Prepaid Expenses and Other Current Assets and Other Supplemental Assets Information

	March 31,	December 31,
	2022	2021
Prepaid expenses	$8,580	$8,973
Income tax receivable	4,945	4,800
Research and development tax credit receivable	2,702	3,951
Current portion of interest rate swap asset	181	57
Other current assets	999	767
Prepaid expenses and other current assets	$17,407	$18,548

Other long-term assets consisted of the following:

	March 31,	December 31,
	2022	2021
Long-term deposits	$1,161	$1,160
Deferred financing cost	937	1,007
Total other long-term assets	$2,098	$2,167

7.	Long-Term Debt and Revolving Line of Credit

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

As of March 31, 2022 and December 31, 2021,  available borrowings under the revolving lines of credits were $100,000. Available borrowings under the revolving lines of credits as of March 31, 2022 and December 31, 2021 were reduced by $120 and $239 standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

The Company was in compliance with all financial covenants as of March 31 2022 and December 31, 2021. Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 3.64% and 3.75% for the three months ended March 31, 2022 and 2021 for the term loan debt, respectively. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.

Interest incurred on the Credit Agreement with respect to the term loan amounted to $2,737 and $2,854 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $33 and $30 at March 31, 2022 and December 31, 2021, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $63 and $12 for the three months ended March 31, 2022 and 2021, respectively. There was $1 and $66 accrued interest payable on the revolving line of credit at March 31, 2022 and December 31, 2021, respectively.

Long-term debt consists of the following:

	MARCH 31,	DECEMBER 31,
	2022	2021
Term loans	$299,735	$300,490
Revolving line of credit	—	—
Less: debt issuance costs	(5,407)	(5,724)
Total	294,328	294,766
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$291,308	$291,746

The principal amount of long-term debt outstanding as of March 31, 2022 matures in the following years:

	Remainder of 2022	2023	2024	2025	2026	TOTAL
Maturities	$2,265	$3,020	$3,020	$3,020	$288,410	$299,735

The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2021, the Company was not required to make a mandatory prepayment on the term loan. For the credit agreement, the Company is required to make a quarterly principal payment of $755 on the term loan each quarter starting from the end of September 2021.

The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.

8.	Leases

The Company leases certain office facilities and equipment under non-cancelable operating and finance leases with remaining terms from one to six years.

Operating lease ROU assets are included in other asset section while finance lease ROU assets are included in "Property and equipment, net" in the condensed consolidated balance sheets. With respect to operating lease liabilities, current lease liabilities and non-current operating lease liabilities are included in “Current operating lease liabilities” and "Operating lease liabilities, net of current portion”. Current finance lease liabilities and non-current finance lease liabilities are included in "Other current liabilities" and "Non-current finance lease liabilities" in the condensed consolidated balance sheets. At March 31, 2022, The weighted average remaining lease terms were 3.63 years and 0.83 year for operating and finance lease, respectively; the weighted average discount rate were 4.08% and 6.19% for operating and finance lease, respectively. For additional information on the Company's leases, see Note 14 to the Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

Lease Position	Balance Sheet Classification	March 31, 2022	December 31, 2021

Assets
Operating lease assets	Operating lease right-of-use assets	$13,631	$12,634
Finance lease assets	Property and equipment, net	202	271
Total lease assets		$13,833	$12,905

Liabilities
Current
Operating	Current operating lease liabilities	$4,897	$5,040
Finance	Other current liabilities	246	293

Noncurrent
Operating	Operating lease liabilities, net of current portion	9,348	8,256
Finance	Non-current finance lease liabilities	—	25
Total lease liabilities		$14,491	$13,614

The following table summarizes by year the maturities of our minimum lease payments as of March 31, 2022.

	OPERATING	FINANCE
	LEASES	LEASES

Remainder of 2022	$3,936	$228
2023	4,019	25
2024	3,341	—
2025	2,551	—
2026	1,359	—
Thereafter	133	—
Total future lease payments	15,339	253
Less: imputed interest	(1,094)	(7)
Total	$14,245	$246

9.	Accrued Expenses and Other Supplemental Liabilities Information

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Accrued compensation	$14,731	$24,848
Legal and professional accruals	1,110	2,477
Local sales and VAT taxes	16	—
Interest payable	36	96
Income taxes payable	1,067	1,398
Accrued business acquisition liabilities	700	—
Other	932	1,011
Total accrued expenses	$18,592	$29,830

Other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Current portion of interest rate swap liability	$439	$1,088
Current finance lease liabilities	246	293
Total other current liabilities	$685	$1,381

10.	Equity-Based Compensation

Restricted Stock

The majority of the company’s restricted stock awarded to its employees were originally issued in December 2020 to exchange the Class B Profits Interest Unit (the “Class B Plan”) of EQT, former parent of the Company.

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

In 2021, the Company granted 87,127 replacement shares of restricted stock in connection with the Pinnacle business acquisition under which equity-based awards are outstanding. The fair value of the per share of restricted stock issued in 2021 was measured using grant date fair market value adjusted lack of marketability for these shares. Total grant date fair value was $2,762. The restricted stock issued in 2021 generally have a three year vesting period except for one holder whose shares vests equally on a monthly basis for 2 years.

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2021	3,910,722	$23.18
Granted	—	—
Vested	(328,138)	23.17
Forfeited	—	—
Non-vested restricted stock as of March 31, 2022	3,582,584	$23.18

The Company did not authorize or issue any restricted stock during the three-month period ended March 31, 2022. The number of the restricted stock vested includes 1,774 shares of common stock that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Equity-based compensation expenses related to the restricted stock exchanged for Performance-based Class B Units were $2,120 and $4,041 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $9,518, which is expected to be recognized over a weighted-average period of 23.4 months.

Equity-based compensation expenses related to the restricted stock exchanged for Time-based Class B Units were $766 and $777 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $5,628, which is expected to be recognized over a weighted-average period of 31.2 months.

Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition was $292 for the three months ended March 31, 2022. At March 31, 2022, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $2,178, which is expected to be recognized over a weighted-average period of 23.8 months.

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

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2021	1,288,724	$29.28
Granted	12,243	21.08
Vested	—	—
Forfeited	(7,666)	29.51
Non-vested RSUs as of March 31, 2022	1,293,301	$29.20

Equity-based compensation expenses related to the RSUs were $3,388 and $333 for three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the total unrecognized equity-based compensation expense related to outstanding RSUs was $26,557, which is expected to be recognized over a weighted-average period of 25.9 months.

Performance Stock Units

Performance stock units (“PSUs”) are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds including year over year revenue growth and unlevered free cash flow growth.

Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. The following table presents a summary of activity on the PSUs for the period ended March 31, 2022.

A summary of the Company’s PSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested PSUs as of December 31, 2021	406,575	$27.35
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested PSUs as of March 31, 2022	406,575	$27.35

Equity-based compensation expense related to the PSUs was $947 for the three months ended March 31, 2022. At March 31, 2022, the total unrecognized equity-based compensation expense related to outstanding PSUs was $4,382, which is expected to be recognized over a weighted-average period of 17.3 months.

Under 2020 Incentive Plan, in April 2022, the Company issued performance stock units to certain employees to receive shares of the Company’s common stock at a specified date in the future on the satisfaction of various service conditions and the achievement of certain performance thresholds including year over year revenue growth and unlevered free cash flow growth. Certain terms in this award were modified from 2021 award of performance stock units.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cost of revenues	$1,723	$840
Sales and marketing	660	398
Research and development	1,373	399
General and administrative expenses	3,757	3,514
Total	$7,513	$5,151

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

As of  March 31, 2022, no shares of common stock have been purchased under the Employee Stock Purchase Plan and no offering has been made to eligible employees under the Plan.

11.	Segment Data

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

The following table summarizes revenue by geographic area for the three months ended March 31, 2022 and 2021:

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Revenue(1):
Americas	$59,784	$46,574
EMEA	15,934	14,226
Asia Pac	5,833	5,918
Total	$81,551	$66,718
(1)	Revenue is attributable to the countries based on the location of the customer.

12.	Income Taxes

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

The Company's global ETR for the three months ended March 31, 2022 and 2021 were 41% and 33%, respectively, including discrete tax items. The current year increase in the ETR was principally due to the relative mix of domestic and international earnings.

13.	Earnings per Share

Earnings per share is computed by dividing net income by the weighted-average common shares outstanding. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share considers potentially dilutive securities outstanding during the period.

Basic and diluted earnings per share is computed by dividing net income by the weighted-average common shares outstanding:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Numerator:
Net income available to common shareholders	$2,210	$1,052
Denominator:
Basic weighted average common shares outstanding	155,936,953	147,160,084
Effects of dilutive securities	3,223,368	4,924,661
Diluted weighted average common shares outstanding	159,160,321	152,084,745
Earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Subsequent

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our Annual Report on Form 10-K  for the fiscal year ended December 31, 2021. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements.

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

The final hurdle to delivering medicines to patients is market access, defined as strategies, processes, and activities to ensure that therapies are available to patients at the right price. We believe that biosimulation and market access will continue to be increasingly intertwined as health systems and countries move toward outcomes-based pricing. We have expanded into market access solutions, which help our customers understand the real-world impact of therapies and dosing regimens earlier in the process and effectively communicate this to payors and health authorities. Our solutions are underpinned by SaaS-based value communication tools.

With continued innovation in and adoption of our biosimulation software, technology, and services, we believe more biopharmaceutical companies worldwide will leverage more of our end-to-end platform to reduce cost, accelerate speed to market, and ensure safety and efficacy of medicines for all patients.

Public Offering

On March 29, 2021, we completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 11,500,000 shares of our common stock, which included 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.  We did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.  We incurred cost of $1.1 million in relation to the secondary public offering.

On September 13, 2021, we completed another public offering, at a public offering price of $31.00 per share,  pursuant to which we sold 4,500,000 shares of our common stock, and certain selling stockholders sold 18,500,000 shares of our common stock, which included 3,000,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $134.1 million, after deducting underwriters' discounts and commissions.  In addition, $0.7 million of legal, accounting and other offering costs incurred in connection with the sale of our common stock in the public offering, were capitalized and offset against the proceeds received.

On November 22, 2021, we completed another secondary public offering in which certain selling stockholders, including EQT, sold 10,000,000 shares of our common stock. We did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. We incurred costs of $0.6 million, recorded in general and administrative expenses, in relation to the secondary public offering.

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

●	Bookings: Our new bookings represent a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.

●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	2022	2021
	Q1	Q1

Bookings (in millions)	$108.5	$81.9
Renewal Rate	92%	92%

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

Impact of COVID-19

The continued spread of COVID-19 may adversely impact our business, financial condition or results of operations as a result of increased costs, negative impacts to our workforce, delay or cancellation of projects due to disruption of our customers’ clinical trials, or a sustained economic downturn. Although the spread of the virus has subsided in much of the world, the extent to which the COVID-19 pandemic may continuet to impact the global economy and our business in the future remains uncertain and cannot be predicted.

As of March 31, 2022, we believe there have been and will be short-term but immaterial impacts on our business due to the Omicron variant of COVID-19. The presence of the Omnicron variant has caused a slowdown in closing out clinical trials and delays in regulatory services projects.  Furthermore, the increase in COVID-19 cases associated with the Omicron variant has impacted our and our customer’s workforce, resulting in unexpected but temporary reductions in employee utilization rates due to illness. We believe that these are transitory impacts that we are well-equipped to manage going forward.

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

Management measures operating performance based on Adjusted EBITDA defined for a particular period as net income (loss) excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, intangible asset amortization, equity-based compensation expense, acquisition and integration expense, and other items not indicative of our ongoing operating performance.  Management also measures operating performance based on Adjusted Net Income defined for a particular period as net income (loss) excluding, equity-based compensation expense, amortization of acquisition-related intangible assets, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Further, management measures operating performance based on Adjusted Diluted Earnings Per Share defined for a particular period as Adjusted Net Income divided by the weighted-average diluted common shares outstanding.

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

The following table reconciles Net income to Adjusted EBITDA:

	THREE MONTHS ENDED MARCH 31,
	2022	2021

	(in thousands)
Net income(a)	$2,210	$1,052
Interest expense(a)	3,228	3,928
Interest income(a)	(11)	(70)
Provision for income taxes(a)	1,536	527
Depreciation and amortization expense(a)	482	602
Intangible asset amortization(a)	12,450	10,102
Currency (gain) loss(a)	(705)	191
Equity-based compensation expense(b)	7,513	5,151
Acquisition-related expenses(d)	272	1,596
Transaction-related expenses(e)	17	685
Loss on disposal of fixed assets(f)	5	—
First-year Sarbanes-Oxley implementation costs(g)	653	107
Adjusted EBITDA	$27,650	$23,871

The following table reconciles Net income to Adjusted Net Income:

	THREE MONTHS ENDED MARCH 31,
	2022	2021

	(in thousands)
Net income(a)	$2,210	$1,052
Currency (gain) loss(a)	(705)	191
Equity-based compensation expense(b)	7,513	5,151
Amortization of acquisition-related intangible assets(c)	10,880	8,428
Acquisition-related expenses(d)	272	1,596
Transaction-related expenses(e)	17	685
Loss on disposal of fixed assets(f)	5	—
First-year Sarbanes-Oxley implementation costs(g)	653	107
Income tax expense impact of adjustments(h)	(3,916)	(2,786)
Adjusted Net Income	$16,929	$14,424

The following table reconciles Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share:

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Net income(a)	$0.01	$0.01
Currency (gain) loss(a)	—	—
Equity-based compensation expense(b)	0.05	0.03
Amortization of acquisition-related intangible assets(c)	0.07	0.06
Acquisition-related expenses(d)	—	0.01
Transaction-related expenses(e)	—	—
Loss on disposal of fixed assets(f)	—	—
First-year Sarbanes-Oxley implementation costs(g)	—	—
Income tax expense impact of adjustments(h)	(0.02)	(0.02)
Adjusted Diluted Earnings Per Share	$0.11	$0.09

Diluted weighted average common shares outstanding	155,936,953	147,160,084
Effect of potentially dilutive shares outstanding (i)	3,223,368	4,924,661
Diluted weighted average common shares outstanding	159,160,321	152,084,745
(a)	Represents amounts as determined under GAAP.
(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents amortization costs associated with acquired intangible assets in connection with business acquisitions.
(d)	Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(e)	Represents costs associated with our public offerings that are not capitalized.
(f)	Represents the gain/loss related to disposal of fixed assets.
(g)	Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act.
(h)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(i)	Represents potentially dilutive shares that were included from the Company's GAAP diluted weighted average common shares outstanding.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:

●	Software licenses: We recognize revenue for software license fees up front, upon delivery of the software license.

●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid upfront that is not recognized in the current period is included in deferred revenue in our consolidated balance sheet until earned.

●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.

●	Services. Our services business generates revenues primarily from technology-driven services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over the time services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.

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

On January 3, 2022, we completed the acquisition of Integrated Nonclinical Development Solutions, Inc., a company that provides the SEND Explorer software and drug development consulting. This acquisition, for a total consideration of $8,148, qualified as a business combination. The business combination was not material to the Company’s condensed consolidated financial statements.  Based on the our preliminary purchase price allocation, approximately $2.5 million,

$0.9 milllion and $2.9 million of the purchase price was assigned to customer relationships, acquired software, and goodwill, respectively.

For more information about our acquisitions, see NOTE 5. “Business Combinations” in the notes to the Condensed Consolidated Financial Statements.

Results of Operations

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three months ended March 31, 2022 to the three months ended March 31, 2021.

Three Months Ended March 31, 2022 Versus Three Months Ended March 31, 2021

The following table summarizes our unaudited statements of operations data for the three months ended March 31, 2022 and 2021:

Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	( in thousands)
Software	$29,193	$21,904	$7,289	33%
Services	52,358	44,814	7,544	17%
Total revenues	$81,551	$66,718	$14,833	22%

Revenues increased $14.8 million, or 22%, to $81.6 million for the three months ended March 31, 2022 as compared to the same period in 2021. Excluding $6.0 million revenue from Pinnacle 21, which was acquired in late 2021, the revenues increased $8.9 million, or 13%. The overall  increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong renewal rates, client expansion, and new customers as well as  business acquisitions.

Software revenues increased $7.3 million, or 33%, to $29.2 million for the three months ended March 31, 2022 as compared to the same period in 2021. Excluding $5.6 million revenue from Pinnacle 21, the revenues from software increased $1.7 million, or 8%. The overall growth is primarily attributable to maintaining high net revenue retention rates and renewal rates for our core software products, growth from acquisitions and new customers.

Services revenues increased $7.5 million, or 17%, to $52.4 million for the three months ended March 31, 2022 as compared to the same period in 2021. The growth in overall services revenue is primarily attributable to strong growth in biosimulation and regulatory services from client expansions and new customers.

Cost of Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Cost of revenues	$32,789	$26,016	$6,773	26%

Cost of revenues increased by $6.8 million, or 26%, to $32.8 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to a $4.5 million increase in employee-related costs resulting from billable head count growth, a $1.7 million increase in intangible assets amortization, a $0.9 million increase in stock-based compensation cost, and a $0.7 million increase related to cost of licenses and other operating expenses, partially offset by a $1.2 million decrease in consulting and professional services.

Sales and Marketing Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Sales and marketing	$6,111	$3,752	$2,359	63%
% of total revenues	7%	6%

Sales and marketing expenses increased by $2.4 million, or 63%, to $6.1 million for the three months ended March 31, 2022 as compared to the same period in 2021. Sales and marketing expenses increased primarily due to a $1.8 million increase in employee-related costs resulting from head count growth, a $0.3 million increase in stock based compensation cost, and a $0.3 million increase in professional and consulting costs, and other marketing costs.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Research and development	$7,548	$4,706	$2,842	60%
% of total revenues	9%	7%

Research and development expenses increased by $2.8 million, or 60%, to $7.5 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in R&D expenses was primarily due to a $2.8 million increases in employee-related costs primarily resulting from head count growth and a $1.0 million increase in stock-based compensation cost, partially offset by a $1.0 million increase in capitalized cost in research and development.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
General and administrative	$18,339	$16,562	$1,777	11%
% of total revenues	22%	25%

General and administrative expenses increased by $1.8 million, or 11%, to $18.3 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due to a $1.5 million increase in employee-related costs resulting from head count growth, a $0.2 million increase in stock-

based compensation costs, a $0.9 million increase in professional and consulting expenses, partially offset by a $1.0 million decrease in acquisition related  costs.

Intangible Asset Amortization

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Intangible asset amortization	$10,149	$9,456	$693	7%
% of total revenues	12%	14%

Intangible asset amortization expense increased by $0.7 million, or 7%, to $10.1 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in intangible asset amortization expense is primarily due to increased amortization cost from the acquired intangible assets.

Depreciation and Amortization Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Depreciation and amortization	$482	$602	$(120)	(20)%
% of total revenues	1%	1%

Depreciation and amortization expense of $0.5 million was relatively flat for the three months ended March 31, 2022 as compared to the same period in 2021.

Interest Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Interest expense	$3,228	$3,928	$(700)	(18)%
% of total revenues	4%	6%

Interest expense decreased by $0.7 million, or 18%, to $3.2 million for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in interest expense was primarily due to lower interest rate on the term loan on our credit facilities as well as the lower interest expense on the interest swap in the first quarter of 2022 compared to the same period in 2021.

Miscellaneous, net

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Miscellaneous, net	$(841)	$117	$(958)	(819)%
% of total revenues	(1)%	0%

Miscellaneous income increased by $1.0 million, to $0.8 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in miscellaneous income was primarily due to $0.9 million  increase on foreign currency gains.

Provision for Income Taxes

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	( in thousands)
Provision for income taxes	$1,536	$527	$1,009	191%
Effective income tax rate	41%	33%

Our income tax expense was $1.5 million, resulting in an effective income tax rate of 41% for the three months ended March 31, 2022 as compared to income tax expense of $0.5 million, or an effective income tax rate of 33%, for the same period in 2021. Our income tax expense for the three months ended March 31, 2022 and 2021 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, and the effects of tax elections made for U.K. earnings, and the relative mix of domestic and international earnings.

Net Income

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Net income	$2,210	$1,052	$1,158	110%

Net income increased by $1.2 million, or 110%, to $2.2 million for the three months ended March 31, 2022 as compared to a net income of $1.1 million in the same period of 2021. The $1.2 increase in net income was primarily due to a $14.8 million increase in total revenue and a $1.7 decrease in other expense, partially offset by a $6.8 million increase in cost of revenue, a $7.5 million increase in operating expenses, and $1.0 million increase in tax expense.

Liquidity and Capital Resources

We have consistently generated positive cash flow from operations, providing $9.8 million and $4.9 million as a source of funds for three month ended March 31, 2022 and 2021. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving line of credit. The following table provides a summary of the major sources of liquidity for period ended and as of March 31 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021

	(in thousands)
Net cash from operating activities	$9,803	$60,388
Cash and cash equivalents(1)	$184,315	$185,797
Net proceeds from issuing common stock	$—	$133,351
Term loan credit facilities	$299,735	$300,490
Revolving line of credit	$100,000	$100,000
(1)	Cash balance as of March 31, 2022 included $44.4 million cash and cash equivalents held outside of the United States.

Our material cash requirements from known contractual obligations are principal and interest paymemts of long-tem debt. We also have future cash obligations $15.6 million for lease contracts, which  have remaining terms from one to six years.

The principal amount of long-term debt outstanding as of March 31, 2022 matures in the following years:

	Remainder of 2022	2023	2024	2025	2026	TOTAL
Maturities	$2,265	$3,020	$3,020	$3,020	$288,410	$299,735

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs.  We believe our existing sources of liquidity will be sufficient to meet our working capital, capital expenditures, and contractual obligations for the foreseeable future. Our expected primary uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments, and other general corporate purposes. We believe we will meet short and longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions.

Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” in the 2021 10K.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	THREE MONTHS ENDED MARCH 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$9,803	$4,934
Net cash used in investing activities	(8,676)	(3,458)
Net cash used in financing activities	(1,520)	(855)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(1,171)	(191)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(1,564)	$430
Cash paid for interest	$3,547	$3,552
Cash paid for income taxes	$2,769	$1,644

Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first three months of 2022 was $9.8 million, compared to $4.9 million in the same period of 2021. The $4.9 million increase in cash from operating activities was primarily due to higher profitability as well as higher noncash depreciation, amortization expenses, and stock based compensation cost.

Investing Activities

Net cash used by investing activities in the first three months of 2022 was $8.7 million, an increase of $5.2 million, compared to $3.5 million in the same period of 2021. The change in investing activities was primarily due to $4.3 million increase in cash payments in connection with business acquisitions, $1.3 million increase in cash utilized in capitalized software development, and capital expenditures to support our growth.

Financing Activities

Net cash used by financing activities in the first three months of 2022 was $1.5 million, compared to $0.9 million cash used in the same period of 2021. The $0.7 million higher cash utilized for financing activities was primarily due to payments on interest swaps liabilities and payments of taxes on shares withheld for employee taxes in the first quarter 2022.

Indebtedness

We are a party to a Credit Agreement that originally provided for a $250.0 million senior secured term loan and commitments under a revolving credit facility in an aggregate principal amount of $20.0 million, with a sub-commitment for issuance of letters of credit of $10.0 million. The term loan was originally scheduled to mature on August 14, 2024, and the commitments under the revolving credit facility was originally scheduled to mature on August 14, 2022.

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

As of March 31, 2022, we had $299.7 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of March 31, 2022, we were in compliance with the covenants of the Credit Agreement.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2022 from those disclosed in our Annual Report on Form 10-K, except for payment made in the ordinary course of business.

Income Taxes

We recorded income tax expense of $1.5 million for the three months ended March 31, 2022 and income tax expense of $0.5 million for the three months ended March 31, 2021.

As of March 31, 2022, we had federal and state NOLs of approximately $2.4 million and $2.6 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2040 and 2029 and 2039, respectively. We had federal and state R&D tax credit carryforwards of approximately $1.5 million and $0.4 million, respectively, to offset future income taxes, which expire between 2038 and 2041. We also had foreign tax credits of approximately $15.1 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $24.5 million which will start to expire in 2022, foreign research and development credits of $0.4 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2030 and 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, R&D credit carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $18.2 million was recorded at December 31, 2021. As of March 31, 2022, the valuation allowance remained unchanged from December 31, 2021.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on 2021 Form 10-K for the year ended December 31, 2021. There were no significant changes to our critical accounting estimates during the three months ended March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness related to information technology general controls in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This internal control deficiency was identified and reported in the section titled “Management's Annual Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Notwithstanding the ineffective disclosure controls and procedures and the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting, our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, the financial position of the Company as of March 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2022 and March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Management’s Plan to Remediate the Material Weakness

The Company outlined a remediation plan in the section titled “Management's Annual Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022. The Company is committed to developing and maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress updating its design and implementation of internal controls to remediate the aforementioned control deficiency and enhance the Company’s internal control environment. The remediation plan is being implemented and includes the following: (i) Implement a controlled process for the onboarding, offboarding, and access rights modifications in the application environment to ensure appropriate provisioning of rights on a least privileged basis; (ii) Document the levels of privileged access roles with specific “allowed” capabilities warranting levels of access for specific roles; (iii) Implement a quarterly log review by business  owners to ensure that no privileged account access was provided and removed outside of documented service requests; (iv) Implement a controlled process for application and system level changes in the application environment to ensure appropriate understanding of the changes on financial reporting; and (v) Strengthen ownership and reporting through the IT Governance Process currently in place which will serve as the mechanism to monitor the remediation update.  Management is committed to successfully implementing the remediation plan as promptly as possible, and currently expects that the remediation of this material weakness will be completed on or before September 30, 2022.

Changes in Internal Control over Financial Reporting

There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors

Except as described below, there have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.1	Form of 2022 Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CERTARA, INC.

Date: May 5, 2022	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2022	By:	/s/ M. Andrew Schemick
	Name:	M. Andrew Schemick
	Title:	Chief Financial Officer (Principal Financial Officer)