Form 10-Q
period 2022-06-30
Certara, Inc.
filed 2022-08-09
CIK 1827090

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 01, 2022, the registrant had 159,882,488 shares of common stock, par value $0.01 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	our ability to compete within our market;
•	any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery;
•	our ability to retain key personnel or recruit additional qualified personnel
•	our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
•	the occurrence of natural disasters and epidemic diseases, including the ongoing COVID 19 pandemic, which may result in delays or cancellations of customer contracts or decreased utilization by our employees;
•	changes or delays in government regulation relating to the biopharmaceutical industry;
•	increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
•	trends in research and development (“R&D”) spending and the use of third parties by biopharmaceutical companies;
•	the impact of macroeconomic trends including inflation and foreign currency exchange volatility;
•	consolidation within the biopharmaceutical industry;
•	reduction in the use of our products by academic institutions;
•	pricing pressures due to increased customer utilization of our products;
•	any delays or defects in our release of new or enhanced software or other biosimulation tools;
•	failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
•	our ability to accurately estimate costs associated with our fixed-fee contracts;
•	risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
•	our ability to sustain recent growth rates;
•	the loss of more than one of our major customers;
•	any future acquisitions and our ability to successfully integrate such acquisitions;
•	the accuracy of our addressable market estimates;
•	the length and unpredictability of our software and service sales cycles;
•	our ability to successfully operate a global business;
•	our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;
•	risks related to litigation against us;
•	the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;

•	our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;
•	the ability or inability of our bookings to accurately predict our future revenue and our ability to realize the anticipated revenue reflected in our backlog;
•	any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
•	our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
•	our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
•	any breach of our security measures or unauthorized access to customer data;
•	our ability to comply with applicable privacy and data security laws;
•	our future capital needs;
•	our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
•	any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
•	our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
•	any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
•	any impairment of goodwill or other intangible assets;
•	our ability to use our net operating loss (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
•	the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
•	any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective ; and
•	the other factors described elsewhere in this Quarterly Report on Form 10-Q , in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

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

CERTARA, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$194,755	$185,797
Accounts receivable, net of allowance for credit losses of $474 and $262, respectively	73,873	69,555
Restricted cash	3,495	827
Prepaid expenses and other current assets	13,896	18,548
Total current assets	286,019	274,727
Other assets:
Property and equipment, net	2,749	2,935
Operating lease right-of-use assets	12,303	12,634
Goodwill	700,800	703,371
Intangible assets, net of accumulated amortization of $191,994 and $169,329, respectively	493,051	511,823
Deferred income taxes	4,146	4,073
Other long-term assets	2,681	2,167
Total assets	$1,501,749	$1,511,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,243	$7,458
Accrued expenses	22,387	29,830
Current portion of deferred revenue	46,122	45,496
Current portion of long-term debt	3,020	3,020
Current operating lease liabilities	4,599	5,040
Other current liabilities	174	1,381
Total current liabilities	81,545	92,225
Long-term liabilities:
Deferred revenue, net of current portion	2,282	1,531
Deferred income taxes	70,378	76,098
Operating lease liabilities, net of current portion	8,295	8,256
Long-term debt, net of current portion and debt discount	290,868	291,746
Non-current finance lease liabilities	—	25
Total liabilities	453,368	469,881
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 159,991,357 and 159,660,048 shares issued as of June 30, 2022 and December 31, 2021, respectively; 159,882,362 and 159,658,948 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	1,600	1,596
Additional paid-in capital	1,136,831	1,119,821
Accumulated deficit	(73,983)	(75,604)
Accumulated other comprehensive loss	(13,718)	(3,926)
Treasury stock at cost, 108,995 and 1,100 shares at June 30, 2022 and December 31, 2021, respectively	(2,349)	(38)
Total stockholders’ equity	1,048,381	1,041,849
Total liabilities and stockholders’ equity	$1,501,749	$1,511,730

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2022	2021	2022	2021
Revenues	$82,760	$70,096	$164,311	$136,814
Cost of revenues	35,194	27,542	67,983	53,558
Operating expenses:
Sales and marketing	7,121	4,589	13,232	8,341
Research and development	7,741	4,626	15,289	9,332
General and administrative	17,778	18,034	36,117	34,596
Intangible asset amortization	10,355	9,479	20,504	18,935
Depreciation and amortization expense	422	552	904	1,154
Total operating expenses	43,417	37,280	86,046	72,358
Income from operations	4,149	5,274	10,282	10,898
Other income (expenses):
Interest expense	(3,879)	(6,332)	(7,107)	(10,260)
Other, net	2,521	(346)	3,362	(463)
Total other expenses	(1,358)	(6,678)	(3,745)	(10,723)
Income (loss) before income taxes	2,791	(1,404)	6,537	175
Provision for income taxes	3,380	1,453	4,916	1,980
Net income (loss)	(589)	(2,857)	1,621	(1,805)
Other comprehensive loss:
Foreign currency translation adjustment	(7,520)	302	(10,704)	(1,243)
Change in fair value from interest rate swap, net of tax of $362, $0, $422, $161, respectively	848	—	912	477
Reclassification of fair value of interest rate swap, net of tax of $0,$(765),0,$(765)	—	2,268	—	2,268
Total other comprehensive income (loss)	(6,672)	2,570	(9,792)	1,502
Comprehensive loss	$(7,261)	$(287)	$(8,171)	$(303)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.00)	$(0.02)	$0.01	$(0.01)
Diluted	$(0.00)	$(0.02)	$0.01	$(0.01)
Weighted average common shares outstanding:
Basic	156,478,724	147,485,566	156,209,335	147,323,724
Diluted	156,478,724	147,485,566	159,293,362	147,323,724

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER		TOTAL
(IN THOUSANDS,	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TREASURY	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	STOCK	EQUITY
Balance as of March 31, 2021	152,979,479	$1,529	$889,679	$(61,286)	$(2,655)	$—	$827,267
Equity-based compensation expense	—	—	7,530	—	—	—	7,530
Common shares issued for employee share-based compensation	14,769	—	—	—	—	—	—
Restricted stock forfeiture	(129,327)	—	—	—	—	—	—
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	—	2,268
Net loss	—	—	—	(2,857)	—	—	(2,857)
Foreign currency translation adjustment	—	—	—	—	302	—	302
Balance as of June 30, 2021	152,864,921	$1,529	$897,209	$(64,143)	$(85)	$—	$834,510

Balance as of December 31, 2020	152,979,479	$1,529	$884,528	$(62,338)	$(1,587)	$—	$822,132
Equity-based compensation expense	—	—	12,681	—	—	—	12,681
Common shares issued for employee share-based compensation	14,769	—	—	—	—	—	—
Restricted stock forfeiture	(129,327)	—	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	477	—	477
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	—	2,268
Net loss	—	—	—	(1,805)	—	—	(1,805)
Foreign currency translation adjustment	—	—	—	—	(1,243)	—	(1,243)
Balance as of June 30, 2021	152,864,921	$1,529	$897,209	$(64,143)	$(85)	$—	$834,510

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER		TOTAL
(IN THOUSANDS,	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TREASURY	STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	STOCK	EQUITY
Balance as of March 31, 2022	159,657,174	$1,596	$1,127,334	$(73,394)	$(7,046)	$(85)	$1,048,405
Equity-based compensation expense	—	—	9,501	—	—	—	9,501
Restricted stock units withheld for tax liability	(104,417)	—	—	—	—	(2,229)	(2,229)
Common shares issued for employee share-based compensation	331,309	4	(4)	—	—	—	—
Restricted stock withheld for tax liability and in treasury	(1,704)	—	—	—	—	(35)	(35)
Change in fair value from interest rate swap, net of tax	—	—	—	—	848	—	848
Net loss	—	—	—	(589)	—	—	(589)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,520)	—	(7,520)
Balance as of June 30, 2022	159,882,362	$1,600	$1,136,831	$(73,983)	$(13,718)	$(2,349)	$1,048,381

Balance as of December 31, 2021	159,658,948	$1,596	$1,119,821	$(75,604)	$(3,926)	$(38)	$1,041,849
Equity-based compensation expense	—	—	17,014	—	—	—	17,014
Restricted stock units withheld for tax liability	(104,417)	—	—	—	—	(2,229)	(2,229)
Common shares issued for employee share-based compensation	331,309	4	(4)	—	—	—	—
Restricted stock withheld for tax liability and in treasury	(3,478)	—	—	—	—	(82)	(82)
Change in fair value from interest rate swap, net of tax	—	—	—	—	912	—	912
Net income	—	—	—	1,621	—	—	1,621
Foreign currency translation adjustment, net of tax	—	—	—	—	(10,704)	—	(10,704)
Balance as of June 30, 2022	159,882,362	$1,600	$1,136,831	$(73,983)	$(13,718)	$(2,349)	$1,048,381

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,621	$(1,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	904	1,154
Amortization of intangible assets	25,161	20,227
Amortization of debt issuance costs	771	747
(Recovery of) provision for credit losses	217	(61)
Loss on retirement of assets	7	282
Equity-based compensation expense	17,014	12,681
Unrealized loss on interest rate swap	—	2,390
Deferred income taxes	(5,607)	(1,971)
Changes in assets and liabilities
Accounts receivable	(5,706)	620
Prepaid expenses and other assets	4,586	197
Accounts payable and other liabilities	(7,934)	(13,848)
Deferred revenue	3,186	(1,057)
Other current liabilities	(1,529)	155
Changes in operating lease assets and liabilities, net	371	(155)
Net cash provided by operating activities	33,062	19,556
Cash flows from investing activities:
Capital expenditures	(859)	(511)
Capitalized development costs	(5,172)	(3,374)
Business acquisitions, net of cash acquired	(5,883)	(14,114)
Net cash used in investing activities	(11,914)	(17,999)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	89
Payments on long-term debt and finance lease obligations	(1,654)	(2,323)
Payment of debt issuance costs	—	(2,931)
Payments on financing component of interest rate swap	(1,085)	—
Payment of taxes on shares withheld for employee taxes	(2,312)	—
Net cash used in financing activities	(5,051)	(5,165)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(4,471)	(88)
Net (decrease) increase in cash and cash equivalents, and restricted cash	11,626	(3,696)
Cash and cash equivalents, and restricted cash, at beginning of period	186,624	273,291
Cash and cash equivalents, and restricted cash, at end of period	$198,250	$269,595
Supplemental disclosures of cash flow information
Cash paid for interest	$7,468	$7,114
Cash paid for taxes	$5,558	$4,420
Supplemental schedule of non-cash investing and financing activities
Liabilities assumed in connection with business acquisition	$—	$1,912

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

2.	Summary of Significant Accounting Policies

There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2 to the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2021.

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

(b)   Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the related interim disclosures are unaudited.

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

(c)	Accounting Pronouncements Not Yet Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The ASU requires that entities increase disclosures about government assistance received relating to accounting policy, nature of the assistance, and the effect of the assistance on the financial statements. The ASU is effective for annual periods beginning after December 15, 2021. Early application of the ASU is permitted. The Company is currently evaluating the impact of these amendments on its condensed consolidated financial statements.

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

Restricted cash represents cash that is reserved to provide for a company credit card program and unexpended restricted grant funds. The restricted cash balance was $3,495 and $827 at June 30, 2022 and December 31, 2021, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	JUNE 30,	DECEMBER 31,
	2022	2021
Cash and cash equivalents	$194,755	$185,797
Restricted cash, current	3,495	827
Total cash and cash equivalents and restricted cash	$198,250	$186,624

(f)	Derivative Instruments

Effective May 31, 2022,  the Company has a pay-fixed, receive-variable interest rate swap agreement to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025.  At June 30, 2022, the interest swap had a fair value of $1,391 and the amount recognized in the other comprehensive income was $1,391. During the three and six months ended June 30, 2022, the amounts recognized on the condensed consolidated statements of operations and comprehensive loss related to interest on derivative were $0 and $345.

The Company also had an interest rate swap agreement for a notional amount of $230,000 that fixed the interest rate at 2.1%, non-inclusive of the fixed credit spread through May 31, 2022. On August 31, 2021, the Company entered into an amendment to the interest rate swap agreement. The amended interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately. At inception, the financing component of $1,966 was recorded at amortized cost. The embedded at-the-market derivative was designated and qualified as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 1.2757%, non-inclusive of the fixed credit spread. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the consolidated statements of cash clows. The interest rate swap matured on May 31, 2022.  At June 30, 2022, the Company did not record any amounts for the financing component and fair value of the interest rate swap in the condensed consolidated balance sheets. The Company reclassified $3,033 of accumulated comprehensive loss to interest expense in the condensed consolidated statements of comprehensive (loss) income in the second quarter of 2021 due to hedge ineffectiveness. Excluding the amount reclassified, the interest expense recognized on the derivative was $7, $649, $(179), $661 for the three and six months ended June 30, 2022 and 2021, respectively.

The Company uses derivatives to manage certain interest exposures and  designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income. Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings.

The following table sets forth the assets that are measured at fair value on a recurring basis by the levels in the fair value hierarchy at June 30, 2022:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Asset
Interest rate swap asset	$—	$1,391	$—	$1,391
Total	$—	$1,391	$—	$1,391

The following table sets forth the assets that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2021:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Asset
Interest rate swap asset	$—	$57	$—	$57
Total	$—	$57	$—	$57

The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $676.

For more information regarding fair value measurement and fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(g)	Revenue Recognition

In accordance with Accounting Standards Codification Topic 606 ("ASC Topic 606"), “Revenue from Contracts with Customers”, the Company determines revenue recognition through the following steps:

i.Identification of the contract, or contracts, with a customer

ii.Identification of the performance obligations in the contract

iii.Determination of the transaction price

iv.Allocation of the transaction price to the performance obligations in the contract

v.Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company’s revenue consists of fees for perpetual and term licenses for the Company’s software products, post- contract customer support (referred to as maintenance), software as a service (“SaaS”), and professional services including training and other revenue. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

The following describes the nature of the Company’s primary types of revenues and the revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers.

Arrangements with Multiple Performance Obligations

For contracts with multiple performance obligations, such as a software license plus software training, implementation, and/or maintenance/support, or in contracts where there are multiple software licenses, the Company determines if the products or services are distinct and allocates the consideration to each distinct performance obligation on a relative standalone selling price basis (“SSP”). When products and services are not distinct, the Company determines an appropriate measure of progress based on the nature of its overall promise for the single performance obligation. The delivery of a particular type of software and each of the user licenses would be one performance obligation. However, any training, implementation, or support and maintenance promises as part of the software license agreement would be considered separate performance obligations, as those promises are distinct and separately identifiable from the software licenses. The payment terms in these arrangements are less than one year such that there is no significant financing component to the transaction.

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

Software Services

Maintenance services agreements consist of fees for providing software updates and for providing technical support for software products for a specified term. Revenue allocated to maintenance services is recognized ratably over the contract term beginning on the delivery date of each offering. Maintenance contracts generally have a term of one year. While transfer of control of the software training and implementation performance obligations are over time, the services are typically started and completed within a few days. Due to the quick nature of the performance obligation from start to finish and the insignificant amounts, the Company recognizes any software training or implementation revenue at the completion of the service. Any unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue. The Company’s software contracts do not typically include discounts, variable consideration, or options for future purchases that would not be similar to the original goods.

Software as a Service SaaS Revenues

SaaS revenues consists of subscription fees for access to, and related support for, the Company’s cloud-based solutions. The Company typically invoices subscription fees in advance in annual installments and recognizes subscription revenue ratably over the term of the applicable agreement, usually one to three years which is initially deferred and recognized ratably over the life of the contract.

Services and Other Revenues

The Company’s primary professional services offering includes consulting services, which may be either strategic consulting services, reporting and analysis services, regulatory writing services, or any combination of the three. Strategic consulting services consists of consulting, training, and process redesign that enables customers to identify which uncertainties are greatest and matter most and then to design development programs, trial sequences, and individual trials in such a way that those trials systematically reduce the identified uncertainties in the most rapid and cost-effective manner possible.

The Company’s professional services contracts are either time-and-materials or fixed fee. Services revenues are generally recognized over time as the services are performed. Generally, these services are delivered to customers electronically. Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred. Revenues for fixed price services are generally recognized over time applying input methods to estimate progress to completion. Accordingly, the number of resources being paid for and varying lengths of time they are being paid for, determine the measure of progress. Training revenues are recognized as the services are performed over time. However, due to the short period over which the transfer of control occurs for a classroom or on-site training course, the revenue related to these performance obligations is recognized at the completion of the course for administrative feasibility purposes.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (deferred revenue, contract liabilities) on the condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., quarterly or monthly) or upon achievement of contractual milestones.

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

The unsatisfied performance obligations as of June 30, 2022 were approximately $120,980.

Deferred Contract Acquisition Costs

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. The costs capitalized are primarily sales commissions for our sales force personnel. Capitalized costs to obtain a contract are amortized on a straight line basis over the expected period of benefit. Amortization of capitalized costs are included in sales and marketing expense in our condensed consolidated statements of operations and comprehensive loss. Capitalized contract acquisition cost was $495 as of June 30, 2022 and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Grant Revenue

The Company receives grant funding for certain specific projects from time to time.  These grants specify the funds provided are to be used exclusively to satisfy the deliverables outlined in the grant agreements.  In these agreements both involved parties receive and sacrifice approximately commensurate value so these are accounted as exchange transactions, so revenue is recognized according to ASC Topic 606.  The grant funding is generally provided near contract inception so a contract liability is initially recorded and revenue is recognized as the performance obligations are satisfied over time.

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Software licenses transferred at a point in time	$12,131	$9,629	$25,583	$22,054
Software licenses transferred over time	16,593	10,483	32,334	19,962
Service revenues earned over time	54,036	49,984	106,394	94,798
Total	$82,760	$70,096	$164,311	$136,814

(h)	Earnings per Share

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

Since the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to public health as well as the global and U.S. economies. The continued spread of variants of COVID-19 may adversely impact our business, financial condition or results of operations as a result of increased costs, negative impacts to the Company’s workforce, delay or cancellation of projects due to disruption of clinical trials, or a sustained economic downturn. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the global and US economy and the Company’s business.

3. Public Offerings

The Company is party to a registration rights agreement with EQT AB and its affiliates (“EQT”), Arsenal Capital Partners,  and certain other stockholders (collectively, the “Institutional Investors”). It contains provisions that entitle EQT and the other Institutional Investors thereto to certain rights to have their securities registered by the Company under the Securities Act. EQT is entitled to an unlimited number of “demand” registrations, subject to certain limitations. Every Institutional Investor that holds registration rights is also entitled to customary “piggyback” registration rights. In addition, the amended and restated registration rights agreement provides that the Company will pay certain expenses of the Institutional Investors relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act of 1933.

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

On September 13, 2021, the Company completed another public offering, at a public offering price of $31.00 per share,  pursuant to which the Company sold 4,500,000 shares of its common stock, and certain selling stockholders sold 18,500,000 shares of the Company’s common stock, including a 3,000,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $134,096, after deducting underwriters' discounts and commissions. In addition, $745 of legal, accounting and other offering costs incurred in connection with the sale of the Company's common stock in the public offering, were capitalized and offset against the proceeds received.

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

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At June 30, 2022 and December 31, 2021, the investments were bank deposits and overnight sweep accounts. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management  believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.

As of June 30, 2022 and December 31, 2021,  no single customer accounted for more than 10% of the Company’s accounts receivable. No single customers accounted for more than 10% of the Company’s revenues during the six months ended June 30, 2022 and 2021.

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

Author! B.V.

On March 2, 2021, the Company completed a transaction which qualified as a business combination for a total consideration of $2,667. The business combination was not significant to our consolidated financial statements. Based on the Company’s purchase price allocation, approximately $1,200, $100 and $1,200 of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

Insight Medical Writing Limited

On June 7, 2021, the Company completed a transaction which qualified as a business combination for a total consideration of $15,197. The business combination was not significant to our consolidated financial statements. Based on the Company’s purchase price allocation, approximately $7,400 and $4,700 of the purchase price was assigned to customer relationships and goodwill, respectively.

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

The fair value of the unregistered shares given as part of the purchase consideration was determined based on the market price of Certara common stock on the closing date less a 7% discount for lack of marketability.

The acquisition was structured as an asset acquisition for income tax purposes; therefore, the Company’s tax basis in Pinnacle’s identifiable assets reflects the fair value of consideration paid. However, the Company did not recognize tax basis in certain liabilities assumed on the acquisition date; resulting in deferred income taxes being recorded in purchase accounting.

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

Integrated Nonclinical Development Solutions

On January 3, 2022, the Company completed the acquisition of Integrated Nonclinical Development Solutions, Inc. (“INDS”), a company that provides the SEND Explorer software and drug development consulting for a total consideration of $8,048. The business combination was not significant to the Company’s condensed consolidated financial statements. Based on the Company’s purchase price allocation, approximately $2,380, $1,040, $100, and $2,910 of the purchase price was assigned to customer relationships, developed technology, non-compete agreements, and goodwill, respectively.

The condensed consolidated financial statements include the operating results of each acquisition from the date of acquisition.

6.	Prepaid Expenses and Other Current Assets and Other Long-Term Assets

	JUNE 30,	DECEMBER 31,
	2022	2021
Prepaid expenses	$8,027	$8,973
Income tax receivable	1,360	4,800
Research and development tax credit receivable	3,013	3,951
Current portion of interest rate swap asset	680	57
Other current assets	816	767
Prepaid expenses and other current assets	$13,896	$18,548

Other long-term assets consisted of the following:

	JUNE 30,	DECEMBER 31,
	2022	2021
Long-term deposits	$1,103	$1,160
Derivative assets - long-term	710	—
Deferred financing cost	868	1,007
Total other long-term assets	$2,681	$2,167

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

As of June 30, 2022 and December 31, 2021,  available borrowings under the revolving lines of credits were $100,000. Available borrowings under the revolving lines of credits as of June 30, 2022 and December 31, 2021 were reduced by $120 and $239 standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 3.98% and 3.73% for the six months ended June 30, 2022 and 2021 for the term loan debt, respectively. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.

Interest incurred on the Credit Agreement with respect to the term loan amounted to $5,978 and $5,671 for the six months ended June 30, 2022 and 2021, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $43 and $30 at June 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $128 and $33 for the six months ended June 30, 2022 and 2021, respectively. There was $1 and $66 accrued interest payable on the revolving line of credit at June 30, 2022 and December 31, 2021, respectively.

Long-term debt consists of the following:

	JUNE 30,	DECEMBER 31,
	2022	2021
Term loans	$298,980	$300,490
Revolving line of credit	—	—
Less: debt issuance costs	(5,092)	(5,724)
Total	293,888	294,766
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$290,868	$291,746

The principal amount of long-term debt outstanding as of June 30, 2022 matures in the following years:

	Remainder of 2022	2023	2024	2025	2026	TOTAL
Maturities	$1,510	$3,020	$3,020	$3,020	$288,410	$298,980

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

Operating lease right of use assets are included in “other assets” section while finance lease right of use assets are included in "property and equipment, net" in the condensed consolidated balance sheets. With respect to operating lease liabilities, current lease liabilities and non-current operating lease liabilities are included in “current operating lease liabilities” and "operating lease liabilities, net of current portion”. Current finance lease liabilities and non-current finance lease liabilities are included in "other current liabilities" and "non-current finance lease liabilities" in the condensed consolidated balance sheets. At June 30, 2022, the weighted average remaining lease terms were 3.49 years and 0.58 year for operating and finance leases, respectively; the weighted average discount rate were 4.10% and 6.19% for operating and finance leases, respectively. For additional information on the Company's leases, see Note 14 to the consolidated financial statements included the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

Lease Position	Balance Sheet Classification	JUNE 30, 2022	DECEMBER 31, 2021

Assets
Operating lease assets	Operating lease right-of-use assets	$12,303	$12,634
Finance lease assets	Property and equipment, net	133	271
Total lease assets		$12,436	$12,905

Liabilities
Current
Operating	Current operating lease liabilities	$4,599	$5,040
Finance	Other current liabilities	174	293

Noncurrent
Operating	Operating lease liabilities, net of current portion	8,295	8,256
Finance	Non-current finance lease liabilities	—	25
Total lease liabilities		$13,068	$13,614

The following table summarizes by year the maturities of our minimum lease payments as of  June 30, 2022.

	OPERATING	FINANCE
	LEASES	LEASES

Remainder of 2022	$2,390	$153
2023	3,947	25
2024	3,278	—
2025	2,508	—
2026	1,350	—
Thereafter	140	—
Total future lease payments	13,613	178
Less: imputed interest	(719)	(4)
Total	$12,894	$174

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	JUNE 30,	DECEMBER 31,
	2022	2021
Accrued compensation	$17,094	$24,848
Legal and professional accruals	1,098	2,477
Local sales and VAT taxes	51	—
Interest payable	51	96
Income taxes payable	2,850	1,398
Accrued business acquisition liabilities	700	—
Other	543	1,011
Total accrued expenses	$22,387	$29,830

Other current liabilities consist of the following:

	JUNE 30,	DECEMBER 31,
	2022	2021
Current portion of interest rate swap liability	$—	$1,088
Current finance lease liabilities	174	293
Total other current liabilities	$174	$1,381

10.	Equity-Based Compensation

Restricted Stock

The majority of the Company’s restricted stock awarded to its employees were originally issued in December 2020 to exchange the Class B Profits Interest Unit (the “Class B Units”) of EQT.

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

In 2021, the Company granted 87,127 replacement shares of restricted stock in connection with the Pinnacle business acquisition under which equity-based awards are outstanding. The fair value of the restricted stock awarded was initially  based on the fair value of our common stock on the date of grant, then adjusted for time restrictions due to unregistered shares  and lack of marketability. Total grant date fair value was $2,762. The restricted stock issued in 2021 generally have a three year vesting period except for one holder whose shares vests equally on a monthly basis for two years.

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2021	3,910,722	$23.18
Granted	—	—
Vested	(582,762)	23.19
Forfeited	—	—
Non-vested restricted stock as of June 30, 2022	3,327,960	$23.18

The Company did not authorize or issue any restricted stock during the six-month period ended June 30, 2022. The number of the restricted stock vested includes 3,478 shares of common stock that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $1,957 and $4,077 for the  three and six months ended June 30, 2022, respectively. At June 30, 2022, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $7,561, which is expected to be recognized over a weighted-average period of 22.6 months.

Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $766 and $1,531 for the three and six months ended June 30, 2022, respectively. At June 30, 2022, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $4,862, which is expected to be recognized over a weighted-average period of 29.6 months.

Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition were $292 and $584 for the three and six months ended June 30, 2022. At June 30, 2022, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $1,886, which is expected to be recognized over a weighted-average period of 21.1 months.

2020 Incentive Plan

In order to align the Company’s equity compensation program with public company practices, the Company’s Board of Directors adopted and stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan allows for grants of non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSUs), and performance stock units (PSUs) to employees, directors and officers, and consultants or advisors of the Company. The 2020 Incentive Plan allows for 20,000,000 shares (the “plan share reserve”) of common stock to be issued. No more than the number of shares of common stock equal to the plan share reserve may be issued in the aggregate pursuant to the exercise of incentive stock options. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1,000,000 in total value, except for certain awards made to a non-executive chair of our Board of Directors.

Restricted Stock Units

Restricted stock units (“RSUs”) represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2021	1,288,724	$29.28
Granted*	1,375,817	22.09
Vested**	(326,077)	27.34
Forfeited	(45,197)	24.83
Non-vested RSUs as of June 30, 2022	2,293,267	$25.33

* The shares granted during 2022 were primarily issued on April 1, 2022 under the 2020 Incentive Plan.

**  The number of the RSUs vested includes 104,417 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements. The vested shares included 7,059 shares vested but deferred in connection with our director deferral plan.

Equity-based compensation expenses related to the RSUs were $5,838 and $9,226 for three and six months ended June 30, 2022, respectively. At June 30, 2022, the total unrecognized equity-based compensation expense related to outstanding RSUs was $49,967, which is expected to be recognized over a weighted-average period of 28.2 months.

Performance Stock Units

Performance stock units (“PSUs”) granted in April 2021 and 2022 were issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds for individual PSU plans including year over year revenue growth and unlevered free cash flow growth.

Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. The following table presents a summary of activity on the PSUs for the period ended June 30, 2022.

A summary of the Company’s PSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested PSUs as of December 31, 2021	406,575	$27.35
Granted	361,147	22.25
Vested	(12,291)	24.83
Forfeited	—	—
Non-vested PSUs as of June 30, 2022	755,431	$24.95

Equity-based compensation expenses related to the PSUs were $648 and $1,595 for the three and six months ended June 30, 2022. At June 30, 2022, the total unrecognized equity-based compensation expense related to outstanding PSUs was $5,293, which is expected to be recognized over a weighted-average period of 17.4 months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for each period presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Cost of revenues	$2,657	$1,456	$4,380	$2,296
Sales and marketing	850	636	1,510	1,034
Research and development	1,785	615	3,158	1,014
General and administrative	4,209	4,823	7,966	8,337
Total	$9,501	$7,530	$17,014	$12,681

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

As of  June 30, 2022, no shares of common stock have been purchased under the Employee Stock Purchase Plan and no offering has been made to eligible employees under the Plan.

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

The following table summarizes revenue by geographic area for the three and six months ended June 30, 2022 and 2021:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
Revenue(1):
Americas	$62,633	$49,109	$122,417	$95,683
EMEA	13,623	13,689	29,557	27,915
Asia Pacific	6,504	7,298	12,337	13,216
Total	$82,760	$70,096	$164,311	$136,814
(1)	Revenue is attributable to the countries based on the location of the customer.

12.	Income Taxes

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

The Company's global ETR for the three and six months ended June 30, 2022 and 2021 were 121%, (103)%, 75%,  and 1,131% , respectively, including discrete tax items. The current year increase in the ETR was principally due to the relative mix of domestic and international earnings.

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

Basic and diluted earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(589)	$(2,857)	$1,621	$(1,805)
Denominator:
Basic weighted average common shares outstanding	156,478,724	147,485,566	156,209,335	147,323,724
Effects of dilutive securities	—	—	3,084,027	—
Diluted weighted average common shares outstanding	156,478,724	147,485,566	159,293,362	147,323,724
Earnings per share:
Basic	$(0.00)	$(0.02)	$0.01	$(0.01)
Diluted	$(0.00)	$(0.02)	$0.01	$(0.01)

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

As a global leader in biosimulation based on 2021 revenue, we provide an integrated, end-to-end platform used by more than 2,000 clients including biopharmaceutical companies, regulatory agencies and academic institutions across 62 countries, including 38 of the top 40 biopharmaceutical companies by research and development spend in 2020. Since 2014, customers who use our biosimulation software and technology-driven services have received 90% of all new drug approvals by the FDA. Moreover, 17 global regulatory authorities license our biosimulation software to independently analyze, verify, and review regulatory submissions, including the FDA, Health Canada, Japan’s PMDA, and China’s NMPA. Demand for our offerings continues to expand rapidly.

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

Public Offering

On March 29, 2021, we completed an underwritten secondary public offering in which certain selling stockholders, including EQT, sold 11,500,000 shares of our common stock, which included 1,500,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. We did not offer any common stock in that transaction and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.  We incurred cost of $1.1 million in relation to the secondary public offering.

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

●	Bookings: Our new bookings represent a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.

●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	2021		2022
	Q1	Q2	Q1	Q2

Bookings (in millions)	81.9	75.1	108.5	100.3
Renewal Rate	92%	90%	92%	92%

Investments in Growth

We have invested and intend to continue to invest in expanding the breadth and depth of our solutions, including through acquisitions and international expansion. We expect to continue to invest (i) in scientific talent to expand our ability to deliver solutions across the drug development spectrum; (ii) in sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies; (iii) in research and development to support existing solutions and innovate new technology; and (iv) in other operational and administrative functions to support our expected growth. We expect that our headcount will increase over time and also expect our total operating expenses will continue to increase over time.

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

Impact of COVID-19

The continued spread of COVID-19 may adversely impact our business, financial condition or results of operations As of June 30, 2022, we believe there have been and will be short-term impacts on our business due to new variants of COVID-19. The presence of these new variants has caused a slowdown in closing out clinical trials and delays in regulatory services projects.  We believe that these are transitory impacts that we are well-equipped to manage going forward.

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

Adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share are non-GAAP measures and are presented for supplemental purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures and may calculate both differently than as presented, limiting the usefulness as a comparative measure.

The following table reconciles Net income (loss) to Adjusted EBITDA:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)(a)	$(589)	$(2,857)	$1,621	$(1,805)
Interest expense(a)	3,879	6,332	7,107	10,260
Interest income(a)	(14)	(100)	(25)	(171)
Provision for income taxes(a)	3,380	1,453	4,916	1,980
Depreciation and amortization expense(a)	422	552	904	1,154
Intangible asset amortization(a)	12,711	10,125	25,161	20,227
Currency (gain) loss(a)	(2,558)	164	(3,263)	356
Equity-based compensation expense(b)	9,501	7,530	17,014	12,681
Acquisition-related expenses(d)	806	556	1,078	2,152
Transaction-related expenses(e)	111	937	128	1,622
Loss on disposal of fixed assets(f)	2	282	7	282
Executive recruiting expense(g)	—	327	—	327
First-year Sarbanes-Oxley implementation costs(h)	308	233	961	340
Adjusted EBITDA	$27,959	$25,534	$55,609	$49,405

The following table reconciles Net income (loss) to Adjusted Net Income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)(a)	$(589)	$(2,857)	$1,621	$(1,805)
Currency (gain) loss(a)	(2,558)	164	(3,263)	356
Equity-based compensation expense(b)	9,501	7,530	17,014	12,681
Amortization of acquisition-related intangible assets(c)	11,099	8,475	21,979	16,903
Acquisition-related expenses(d)	806	556	1,078	2,152
Transaction-related expenses(e)	111	937	128	1,622
Loss on disposal of fixed assets(f)	2	282	7	282
Executive recruiting expense(g)	—	327	—	327
First-year Sarbanes-Oxley implementation costs(h)	308	233	961	340
Income tax expense impact of adjustments(i)	(4,063)	(3,821)	(7,979)	(6,607)
Adjusted Net Income	$14,617	$11,826	$31,546	$26,251

The following table reconciles Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

			(in thousands)
Diluted earnings per share(a)	$—	$(0.02)	$0.01	$(0.01)
Currency gain(a)	(0.02)	—	(0.02)	—
Equity-based compensation expense(b)	0.06	0.05	0.11	0.08
Amortization of acquisition-related intangible assets(c)	0.06	0.06	0.13	0.11
Acquisition-related expenses(d)	0.01	—	0.01	0.01
Transaction-related expenses(e)	—	0.01	—	0.02
Loss on disposal of fixed assets(f)	—	—	—	—
Executive recruiting expense(g)	—	—	—	—
First-year Sarbanes-Oxley implementation costs(h)	0.01	—	0.01	—
Income tax expense impact of adjustments(i)	(0.03)	(0.03)	(0.05)	(0.04)
Adjusted Diluted Earnings Per Share	$0.09	$0.07	$0.20	$0.17

Diluted weighted average common shares outstanding	156,478,724	147,485,566	156,209,335	147,323,724
Effect of potentially dilutive shares outstanding (j)	2,946,216	4,979,042	3,084,027	4,952,002
Diluted weighted average common shares outstanding	159,424,940	152,464,608	159,293,362	152,275,726
(a)	Represents amounts as determined under GAAP.
(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents amortization costs associated with acquired intangible assets in connection with business acquisitions.
(d)	Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(e)	Represents costs associated with our public offerings that are not capitalized.
(f)	Represents the gain/loss related to disposal of fixed assets.
(g)	Represents recruiting and relocation expenses related to hiring senior executives.
(h)	Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act in 2021, as well as implementing cost of ASC 842.
(i)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(j)	Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:

●	Software licenses: We recognize revenue for software license fees up front, upon delivery of the software license.

●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid upfront that is not recognized in the current period is included in deferred revenue in our consolidated balance sheet until earned.

●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.

●	Services. Our services business generates revenues primarily from technology-driven services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over the time services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.

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

We expect to increase the size of our general and administrative staff to support the anticipated growth of our business. As a public company, we expect to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley compliance, legal, and investor and public relations expenses. As a result, we expect the dollar amount of our general and administrative expense to increase for the foreseeable future. Excluding public company expenses, we expect general and administrative expense to grow at a rate lower than revenues.

●	Intangible Asset Amortization. Intangible asset amortization consists primarily of amortization expense related to intangible assets recorded in connection with acquisitions and amortization of capitalized software development costs.

●	Depreciation and Amortization Expense. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of leasehold improvements.

Other Expenses

●	Interest Expense. Interest expense consists primarily of interest expense associated with the Credit Agreement, including amortization of debt issuance costs and discounts. We expect interest expense to decline as a result of lower outstanding indebtedness going forward.

●	Miscellaneous. Miscellaneous expense consists of miscellaneous non-operating expenses primarily comprised of foreign exchange transaction gains and losses.

●	Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We expect income tax expense to increase over time as we continue to grow net income.

Acquisitions

On March 2, 2021, we completed a transaction that qualified as a business combination for a total consideration of $2.7 million. The business combination was not significant to our consolidated financial statements. Based on our purchase price allocation, approximately $1.2 million, $0.1 million and $1.2 million of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

On June 7, 2021, we completed a transaction that qualified as a business combination for a total consideration of $15.2 million. The business combination was not significant to our consolidated financial statements. Based on our purchase price allocation, approximately $7.4 million and $4.7 million of the purchase price was assigned to customer relationships and goodwill, respectively.

On October 1, 2021, we completed the acquisition of 100% of the equity of Pinnacle for a total consideration of $339.1 million, consisting of cash $266.3 million ($246.9 million net with cash acquired from the acquisition) and 2,239,717 shares of our restricted common stock. Based on our purchase price allocation, approximately $15.8 million, $103.0 million, $24.6 million and $180.9 million of the purchase price was assigned to trademark, acquired software, customer relationships, and goodwill, respectively. Pinnacle  has been included in our condensed consolidated results of operations since the date of acquisition.

On January 3, 2022, we completed the acquisition of Integrated Nonclinical Development Solutions, Inc., a company that provides the SEND Explorer software and drug development consulting. This acquisition, for a total consideration of $8.0 million, qualified as a business combination. The business combination was not significant to our condensed consolidated financial statements.  Based on the our purchase price allocation, approximately $2.4 million, $1.0 million, $0.1 million, and $2.9 million of the purchase price was assigned to customer relationships, developed technology, non-compete agreements, and goodwill, respectively

For more information about our acquisitions, see Note 5. “Business Combinations” in the notes to the condensed consolidated financial statements.

Results of Operations

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021.

Three Months Ended June 30, 2022 Versus Three Months Ended June 30, 2021

The following table summarizes our unaudited statements of operations data for the three months ended June 30, 2022 and 2021:

Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Software	$28,724	$20,112	$8,612	43%
Services	54,036	49,984	4,052	8%
Total revenues	$82,760	$70,096	$12,664	18%

Revenues increased $12.7 million, or 18%, to $82.8 million for the three months ended June 30, 2022 as compared to the same period in 2021. Excluding $7.0 million revenue from Pinnacle, which was acquired in late 2021, the revenues increased $5.7 million, or 8%. The overall  increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong renewal rates, client expansion, and new customers as well as  business acquisition. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Software revenues increased $8.6 million, or 43%, to $28.7 million for the three months ended June 30, 2022 as compared to the same period in 2021. Excluding $6.5 million revenue from Pinnacle, the revenues from software increased $2.1 million, or 11%. The overall growth is primarily attributable to maintaining high net revenue retention rates and renewal rates for our core software products, growth from acquisitions and new customers. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Services revenues increased $4.1 million, or 8%, to $54.0 million for the three months ended June 30, 2022 as compared to the same period in 2021. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Cost of Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Cost of revenues	$35,194	$27,542	$7,652	28%

Cost of revenues increased by $7.7 million, or 28%, to $35.2 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily due to a $4.2 million increase in employee-related costs resulting from billable headcount growth, a $1.7 million increase in intangible assets amortization, a $1.2 million increase in stock-based compensation cost, and a $0.5 million increase related to cost of licenses.

Sales and Marketing Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Sales and marketing	$7,121	$4,589	$2,532	55%
% of total revenues	9%	7%

Sales and marketing expenses increased by $2.5 million, or 55%, to $7.1 million for the three months ended June 30, 2022 as compared to the same period in 2021. Sales and marketing expenses increased primarily due to a $1.6 million increase in employee-related costs resulting from head count growth, a $0.2 million increase in stock based compensation cost, and a $0.5 million increase in marketing and travel costs.

Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Research and development	$7,741	$4,626	$3,115	67%
% of total revenues	9%	7%

Research and development expenses increased by $3.1 million, or 67%, to $7.7 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in research and development expenses was primarily due to a $2.6 million increases in employee-related costs primarily resulting from head count growth and a $1.2 million increase in stock-based compensation cost, partially offset by a $0.8 million increase in capitalized cost in research and development.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
General and administrative	$17,778	$18,034	$(256)	(1)%
% of total revenues	21%	26%

General and administrative expenses decreased by $0.3 million, or 1%, to $17.8 million for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a $0.7 million decrease in transaction cost related to public offerings, 0.6 million decrease in stock-based compensation costs, a $0.4 million decrease in acquisition related costs, and $0.3 million decrease in executive recruiting expense, partially offset by a $1.0 million increase in employee-related costs resulting from head count growth, a $0.6 million increase in professional and consulting expenses.

Intangible Asset Amortization

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Intangible asset amortization	$10,355	$9,479	$876	9%
% of total revenues	13%	14%

Intangible asset amortization expense increased by $0.9 million, or 9%, to $10.4 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in intangible asset amortization expense was primarily due to increased amortization cost from the acquired intangible assets.

Depreciation and Amortization Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Depreciation and amortization	$422	$552	$(130)	(24)%
% of total revenues	1%	1%

Depreciation and amortization expense decreased by $0.1 million, or 24%, to $0.4 million for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease was primarily due to decrease in depreciation from computer equipment and furniture for the three months ended June 30, 2022 as compared to the same period in 2021.

Interest Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Interest expense	$3,879	$6,332	$(2,453)	(39)%
% of total revenues	5%	9%

Interest expense decreased by $2.5 million, or 39%, to $3.9 million for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease in interest expense was primarily due to interest expense reclassed in from other comprehensive income due to hedge ineffectiveness in second quarter 2021, partially offset by an increase in interest expense on the Company’s term loan in the second quarter 2022 as compared to the same period in 2021.

Other, net

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Other, net	$(2,521)	$346	$(2,867)	nm
% of total revenues	(3)%	0%

Net of other income increased by $2.9 million, to $2.5 million for the three months ended June 30, 2022 as compared to the same period in 2021.  The increase in other income was primarily due to $2.7 million increase in remeasurement gains related to the fluctuation of foreign currency exchange rates.

Provision for Income Taxes

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Provision for income taxes	$3,380	$1,453	$1,927	133%
Effective income tax rate	121%	(103)%

Our income tax expense was $3.4 million, resulting in an effective income tax rate of 121% for the three months ended June 30, 2022 as compared to income tax expense of $1.5 million, or an effective income tax rate of (103)%, for the same period in 2021. Our income tax expense for the three months ended June 30, 2022 and 2021 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, and the effects of tax elections made for U.K. earnings, and the relative mix of domestic and international earnings.

Net loss

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Net loss	$(589)	$(2,857)	$2,268	(79)%

Net income grew 79%, representing a $2.3 million increase in net income, to a net loss $0.6 million for the three months ended June 30, 2022 as compared to a net loss of $2.9 million in the same period of 2021. The $2.3 million decrease in net loss was primarily due to a $12.7 million increase in total revenue, $2.7 million currency gain, and $2.5 million decrease in interest expense, partially offset by a $7.7 million increase in cost of revenue, a $6.1 million increase in operating expenses, and $1.9 million increase in tax expense.

Six Months Ended June 30, 2022 Versus Six Months Ended June 30, 2021

The following table summarizes our unaudited statements of operations data for the six months ended June 30, 2022 and 2021:

Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Software	$57,917	$42,016	$15,901	38%
Services	106,394	94,798	11,596	12%
Total revenues	$164,311	$136,814	$27,497	20%

Revenues increased $27.5 million, or 20%, to $164.3 million for the six months ended June 30, 2022 as compared to the same period in 2021. Excluding $13.0 million revenue from Pinnacle, which was acquired in late 2021, the revenues increased $14.5 million, or 11%. The overall  increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong renewal rates, client expansion, and new customers as well as  business acquisitions. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Software revenues increased $15.9 million, or 38%, to $57.9 million for the six months ended June 30, 2022 as compared to the same period in 2021. Excluding $12.1 million revenue from Pinnacle, the revenues from software increased $3.8 million, or 9%. The overall growth is primarily attributable to maintaining high net revenue retention rates and renewal rates for our core software products, growth from acquisitions and new customers. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Services revenues increased $11.6 million, or 12%, to $106.4 million for the six months s ended June 30, 2022 as compared to the same period in 2021. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Cost of Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Cost of revenues	$67,983	$53,558	$14,425	27%

Cost of revenues increased by $14.4 million, or 27%, to $68.0 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was primarily due to a $8.8 million increase in employee-related costs resulting from billable head count growth, a $3.4 million increase in intangible assets amortization, a $2.1 million increase in stock-based compensation cost, a $0.8 million increase related to cost of licenses and other operating expenses, and $0.8 million  increase in travel, equipment and other miscellaneous expenses, partially offset by a $1.6 million decrease in consulting and professional services.

Sales and Marketing Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Sales and marketing	$13,232	$8,341	$4,891	59%
% of total revenues	8%	6%

Sales and marketing expenses increased by $4.9 million, or 59%, to $13.2 million for the six months ended June 30, 2022 as compared to the same period in 2021. Sales and marketing expenses increased primarily due to a $3.4 million increase in employee-related costs resulting from head count growth, a $0.5 million increase in stock based compensation cost, and a $0.7 million increase in marketing and travel costs.

Research and Development Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Research and development	$15,289	$9,332	$5,957	64%
% of total revenues	9%	7%

Research and development expenses increased by $6.0 million, or 64%, to $15.3 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in research and development expenses was primarily due to a $5.3 million increases in employee-related costs primarily resulting from headcount growth and a $2.1 million increase in stock-based compensation cost, partially offset by a $1.8 million increase in capitalized cost in research and development.

General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
General and administrative	$36,117	$34,596	$1,521	4%
% of total revenues	22%	25%

General and administrative expenses increased by $1.5 million, or 4%, to $36.1 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in general and administrative expenses was primarily due to a $2.5 million increase in employee-related costs resulting from head count growth, a $1.4 million increase in professional and consulting expenses, and a $0.7 million increase in equipment and software as well as travel expenses,  partially offset by a $1.4 million decrease in acquisition related  costs, a $1.5 million decrease in transaction cost related to public offerings, and a $0.4 million decrease in stock-based compensation costs.

Intangible Asset Amortization

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Intangible asset amortization	$20,504	$18,935	$1,569	8%
% of total revenues	12%	14%

Intangible asset amortization expense increased by $1.6 million, or 8%, to $20.5 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in intangible asset amortization expense is primarily due to increased amortization cost from the acquired intangible assets.

Depreciation and Amortization Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Depreciation and amortization	$904	$1,154	$(250)	(22)%
% of total revenues	1%	1%

Depreciation and amortization expense decreased by $0.3 million, or 22%, to $0.9 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease was primarily due to decrease in depreciation from computer equipment and furniture for the six months ended June 30, 2022 as compared to the same period in 2021.

Interest Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Interest expense	$7,107	$10,260	$(3,153)	(31)%
% of total revenues	4%	7%

Interest expense decreased by $3.2 million, or 31%, to $7.1 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease in interest expense was primarily due to interest expense reclassed in from other comprehensive income due to hedge ineffectiveness in second quarter 2021.

Other, net

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Others, net	$(3,362)	$463	$(3,825)	nm
% of total revenues	(2)%	0%

Net of other income increased by $3.8 million to $3.4 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in other income was primarily due to $3.6 million increase in remeasurement gains related to the fluctuation of foreign currency exchange rates.

Provision for Income Taxes

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Provision for income taxes	$4,916	$1,980	$2,936	148%
Effective income tax rate	75%	1,131%

Our income tax expense was $4.9 million, resulting in an effective income tax rate of 75% for the six months ended June 30, 2022 as compared to income tax expense of $2.0 million, or an effective income tax rate of 1,131%, for the same period in 2021. Our income tax expense for the six months ended June 30, 2022 and 2021 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, and the effects of tax elections made for U.K. earnings, and the relative mix of domestic and international earnings.

Net Income (loss)

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Net income (loss)	$1,621	$(1,805)	$3,426	(190)%

Net income increased by $3.4 million, or 190%, to $1.6 million for the six months ended June 30, 2022 as compared to a net loss of $1.8 million in the same period of 2021. The $3.4 increase in net income was primarily due to a $27.5 million increase in total revenue, a $3.6 million foreign currency gain, and $3.2 million decrease in interest expense, partially offset by a $14.4 million increase in cost of revenue, a $13.7 million increase in operating expenses, and $2.9 million increase in tax expense.

Liquidity and Capital Resources

We have consistently generated positive cash flow from operations, providing $33.1 million and $19.6 million as a source of funds for the six month ended June 30, 2022 and 2021. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving line of credit. The following table provides a summary of the major sources of liquidity for period ended and as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021

	(in thousands)
Net cash from operating activities	$33,062	$60,388
Cash and cash equivalents(1)	$194,755	$185,797
Net proceeds from issuing common stock	$—	$133,351
Term loan credit facilities	$298,980	$300,490
Revolving line of credit	$100,000	$100,000
(1)	Cash balance as of June 30, 2022 included $43.9 million cash and cash equivalents held outside of the United States.

Our material cash requirements from known contractual obligations are principal and interest payments of long-term debt. We also have future cash obligations of $13.8 million for lease contracts, which  have remaining terms from one to six years.

The principal amount of long-term debt outstanding as of June 30, 2022 matures in the following years:

	Remainder of 2022	2023	2024	2025	2026	TOTAL
Maturities	$1,510	$3,020	$3,020	$3,020	$288,410	$298,980

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

Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	SIX MONTHS ENDED JUNE 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$33,062	$19,556
Net cash used in investing activities	(11,914)	(17,999)
Net cash used in financing activities	(5,051)	(5,165)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(4,471)	(88)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$11,626	$(3,696)
Cash paid for interest	$7,468	$7,114
Cash paid for income taxes	$5,558	$4,420

Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first six months of 2022 was $33.1 million, compared to $19.6 million in the same period of 2021. The $13.5 million increase in cash from operating activities was primarily due to higher revenue,  higher inflows of cash  from higher deferred revenues, less cash used on prepaid assets,  accounts payable,  and other liabilities, partially offset by the increase in accounts receivable.

Investing Activities

Net cash used by investing activities in the first six months of 2022 was $11.9 million, a decrease of $6.1 million, compared to $18.0 million in the same period of 2021. The change in investing activities was primarily due to $8.2 million decrease in cash payments in connection with business acquisitions, $1.8 million increase in cash utilized in capitalized software development to support our growth.

Financing Activities

Net cash used by financing activities in the first six months of 2022 was $5.1 million, compared to $5.2 million cash used in the same period of 2021. The cash used was relatively flat for the six months ended June 30, 2022, as compared to the same period in 2021. For the first six months of 2022, we paid $2.3 million on our employees’  behalf in connection with share awards vested and withheld for payroll tax, and paid $1.1 million on derivative contracts.  Compared to the same period of 2021,  the prepayment on long term debt and payment on finance lease obligation decreased $0.7 million.

Indebtedness

We are a party to a Credit Agreement that originally provided for a $250.0 million senior secured term loan and commitments under a revolving credit facility in an aggregate principal amount of $20.0 million, with a sub-commitment for issuance of letters of credit of $10.0 million. The term loan was originally scheduled to mature on August 14, 2024, and the commitments under the revolving credit facility were originally scheduled to mature on August 14, 2022.

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

As of June 30, 2022, we had $299.0 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of June 30, 2022, we were in compliance with the covenants of the Credit Agreement.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 21, 2021, except for payment made in the ordinary course of business.

Income Taxes

We recorded income tax expense of $4.9 million for the six months ended June 30, 2022 and income tax expense of $2.0 million for the six months ended June 30, 2021.

As of June 30, 2022, we had federal and state NOLs of approximately $2.4 million and $2.6 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2040 and 2029 and 2039, respectively. We had federal and state R&D tax credit carryforwards of approximately $1.5 million and $0.4 million, respectively, to offset future income taxes, which expire between 2038 and 2041. We also had foreign tax credits of approximately $15.1 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $24.5 million which will start to expire in 2022, foreign research and development credits of $0.4 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2030 and 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, R&D credit carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $18.2 million was recorded at December 31, 2021. As of June 30, 2022, the valuation allowance remained unchanged from December 31, 2021.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on  Form 10-K for the fiscal year ended December 31, 2021. There were no significant changes to our critical accounting estimates during the six months ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to a material weakness related to information technology general controls in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This internal control deficiency was identified and reported in the section titled “Management's Annual Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Notwithstanding the ineffective disclosure controls and procedures and the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting, our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, the financial position of the Company as of June 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for the six months ended June 30, 2022 and June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

as possible, and currently expects that the remediation of this material weakness will be completed on or before December  31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors

Except as described below, there have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.

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

CERTARA, INC.

Date: August 9, 2022	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2022	By:	/s/ M. Andrew Schemick
	Name:	M. Andrew Schemick
	Title:	Chief Financial Officer (Principal Financial Officer)