Form 10-Q
period 2022-09-30
Certara, Inc.
filed 2022-11-07
CIK 1827090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 01, 2022, the registrant had 159,672,997 shares of common stock, par value $0.01 per share, outstanding.

Certara, Inc.

Unless otherwise indicated, references to the “Company,” “Certara,” “we,” “us,” and “our” refer to Certara, Inc. and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	our ability to compete within our market;
•	any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery;
•	our ability to retain key personnel or recruit additional qualified personnel
•	our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
•	the occurrence of natural disasters and epidemic diseases, including the ongoing COVID 19 pandemic, which may result in delays or cancellations of customer contracts or decreased utilization by our employees;
•	changes or delays in government regulation relating to the biopharmaceutical industry;
•	increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
•	trends in research and development (“R&D”) spending and the use of third parties by biopharmaceutical companies;
•	the impact of macroeconomic trends including inflation and foreign currency exchange volatility;
•	consolidation within the biopharmaceutical industry;
•	reduction in the use of our products by academic institutions;
•	pricing pressures due to increased customer utilization of our products;
•	any delays or defects in our release of new or enhanced software or other biosimulation tools;
•	failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
•	our ability to accurately estimate costs associated with our fixed-fee contracts;
•	risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
•	our ability to sustain recent growth rates;
•	the loss of more than one of our major customers;
•	any future acquisitions and our ability to successfully integrate such acquisitions;
•	the accuracy of our addressable market estimates;
•	the length and unpredictability of our software and service sales cycles;
•	our ability to successfully operate a global business;
•	our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;
•	risks related to litigation against us;
•	the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;
•	our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;
•	the ability or inability of our bookings to accurately predict our future revenue and our ability to realize the anticipated revenue reflected in our backlog;

•	any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
•	our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
•	our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
•	any breach of our security measures or unauthorized access to customer data;
•	our ability to comply with applicable privacy and data security laws;
•	our future capital needs;
•	our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
•	any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
•	our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
•	any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
•	any impairment of goodwill or other intangible assets;
•	our ability to use our net operating loss (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
•	the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
•	any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective ; and
•	the other factors described elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”), and in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our 2021 Annual Report, that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report. Such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.

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

Channels for Disclosure of Information

Investors and others should note that we may announce material information to the public through filings with the SEC, our Investors Relations website (https://ir.certara.com), press releases, public conference calls and public webcasts. We use these channels to communicate with the public about the Company, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through these channels as such information could be deemed to be material information. The information on such channels, including on our website, is not incorporated by reference in this Quarterly Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

CERTARA, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$210,509	$185,797
Accounts receivable, net of allowance for credit losses of $692 and $262, respectively	74,806	69,555
Restricted cash	3,274	827
Prepaid expenses and other current assets	16,503	18,548
Total current assets	305,092	274,727
Other assets:
Property and equipment, net	2,609	2,935
Operating lease right-of-use assets	11,481	12,634
Goodwill	696,921	703,371
Intangible assets, net of accumulated amortization of $202,901 and $169,329, respectively	481,536	511,823
Deferred income taxes	4,158	4,073
Other long-term assets	6,896	2,167
Total assets	$1,508,693	$1,511,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,002	$7,458
Accrued expenses	26,552	29,830
Current portion of deferred revenue	40,434	45,496
Current portion of long-term debt	3,020	3,020
Current operating lease liabilities	3,422	5,040
Other current liabilities	100	1,381
Total current liabilities	76,530	92,225
Long-term liabilities:
Deferred revenue, net of current portion	1,884	1,531
Deferred income taxes	75,522	76,098
Operating lease liabilities, net of current portion	8,509	8,256
Long-term debt, net of current portion and debt discount	290,428	291,746
Other long-term liabilities	1,422	25
Total liabilities	454,295	469,881
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 159,921,814 and 159,660,048 shares issued as of September 30, 2022 and December 31, 2021, respectively; 159,781,270 and 159,658,948 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	1,599	1,596
Additional paid-in capital	1,143,638	1,119,821
Accumulated deficit	(70,047)	(75,604)
Accumulated other comprehensive loss	(17,928)	(3,926)
Treasury stock at cost, 140,544 and 1,100 shares at September 30, 2022 and December 31, 2021, respectively	(2,864)	(38)
Total stockholders’ equity	1,054,398	1,041,849
Total liabilities and stockholders’ equity	$1,508,693	$1,511,730

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2022	2021	2022	2021
Revenues	$84,700	$73,944	$249,011	$210,758
Cost of revenues	32,812	28,769	100,795	82,327
Operating expenses:
Sales and marketing	6,376	5,082	19,608	13,423
Research and development	6,318	4,530	21,607	13,862
General and administrative	17,327	26,199	53,444	60,795
Intangible asset amortization	10,591	9,592	31,095	28,527
Depreciation and amortization expense	417	533	1,321	1,687
Total operating expenses	41,029	45,936	127,075	118,294
Income (loss) from operations	10,859	(761)	21,141	10,137
Other income (expenses):
Interest expense	(5,221)	(3,289)	(12,328)	(13,549)
Other, net	2,855	657	6,217	194
Total other expenses	(2,366)	(2,632)	(6,111)	(13,355)
Income (loss) before income taxes	8,493	(3,393)	15,030	(3,218)
Provision for (benefit from) income taxes	4,557	(1,631)	9,473	349
Net income (loss)	3,936	(1,762)	5,557	(3,567)
Other comprehensive loss:
Foreign currency translation adjustment	(9,489)	(2,798)	(20,193)	(4,041)
Change in fair value from interest rate swap, net of tax of $1,716, $(16), $2,137, $145, respectively	5,279	(47)	6,191	430
Reclassification of fair value of interest rate swap, net of tax of $0,$0,0,$(765)	—	—	—	2,268
Total other comprehensive loss	(4,210)	(2,845)	(14,002)	(1,343)
Comprehensive loss	$(274)	$(4,607)	$(8,445)	$(4,910)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.01)	$0.04	$(0.02)
Diluted	$0.02	$(0.01)	$0.03	$(0.02)
Weighted average common shares outstanding:
Basic	157,140,166	149,016,609	156,523,022	147,894,227
Diluted	159,587,645	149,016,609	159,392,534	147,894,227

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER			TOTAL
(IN THOUSANDS,	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TREASURY STOCK		STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	SHARES	AMOUNT	EQUITY
Balance as of June 30, 2021	152,864,921	$1,529	$897,209	$(64,143)	$(85)	—	$—	$834,510
Equity-based compensation expense	—	—	8,165	—	—	—	—	8,165
Common stock offerings	4,500,000	45	133,306	—	—	—	—	133,351
Restricted stock forfeiture	(11,730)	—	—	—	—	—	—	—
Restricted stock withheld for tax liability	—	—	(99)	—	—	—	—	(99)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(47)	—	—	(47)
Net loss	—	—	—	(1,762)	—	—	—	(1,762)
Foreign currency translation adjustment	—	—	—	—	(2,798)	—	—	(2,798)
Balance as of September 30, 2021	157,353,191	$1,574	$1,038,581	$(65,905)	$(2,930)	—	$—	$971,320

Balance as of December 31, 2020	152,979,479	$1,529	$884,528	$(62,338)	$(1,587)	—	$—	$822,132
Equity-based compensation expense	—	—	20,846	—	—	—	—	20,846
Common stock offerings	4,500,000	45	133,306	—	—	—		133,351
Common shares issued for employee share-based compensation	14,769	—	—	—	—	—	—	—
Restricted stock forfeiture	(141,057)	—	—	—	—	—	—	—
Restricted stock withheld for tax liability	—	—	(99)	—	—	—		(99)
Change in fair value from interest rate swap, net of tax	—	—	—	—	430	—	—	430
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	—	—	2,268
Net loss	—	—	—	(3,567)	—	—	—	(3,567)
Foreign currency translation adjustment	—	—	—	—	(4,041)	—	—	(4,041)
Balance as of September 30, 2021	157,353,191	$1,574	$1,038,581	$(65,905)	$(2,930)	—	$—	$971,320

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER			TOTAL
(IN THOUSANDS,	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TREASURY STOCK		STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	SHARES	AMOUNT	EQUITY
Balance as of June 30, 2022	159,991,357	$1,600	$1,136,831	$(73,983)	$(13,718)	108,995	$(2,349)	$1,048,381
Equity-based compensation expense	—	—	6,804	—	—	—	—	6,804
Restricted stock units withheld for tax liability	—	—	1	—	—	29,845	(481)	(480)
Common shares issued for employee share-based compensation	94,091	—	—	—	—	—	—	—
Restricted stock withheld for tax liability	—	—	—	—	—	1,704	(34)	(34)
Restricted stock forfeiture	(163,634)	(1)	2	—	—	—	—	1
Change in fair value from interest rate swap, net of tax	—	—	—	—	5,279	—	—	5,279
Net income	—	—	—	3,936	—	—	—	3,936
Foreign currency translation adjustment, net of tax	—	—	—	—	(9,489)	—	—	(9,489)
Balance as of September 30, 2022	159,921,814	$1,599	$1,143,638	$(70,047)	$(17,928)	140,544	$(2,864)	$1,054,398

Balance as of December 31, 2021	159,660,048	$1,596	$1,119,821	$(75,604)	$(3,926)	1,100	$(38)	$1,041,849
Equity-based compensation expense	—	—	23,818	—	—	—	—	23,818
Restricted stock units withheld for tax liability	—	—	1	—	—	134,262	(2,710)	(2,709)
Common shares issued for employee share-based compensation	425,400	4	(4)	—	—	—	—	—
Restricted stock withheld for tax liability	—	—	—	—	—	5,182	(116)	(116)
Restricted stock forfeiture	(163,634)	(1)	2	—	—	—	—	1
Change in fair value from interest rate swap, net of tax	—	—	—	—	6,191	—	—	6,191
Net income	—	—	—	5,557	—	—	—	5,557
Foreign currency translation adjustment, net of tax	—	—	—	—	(20,193)	—	—	(20,193)
Balance as of September 30, 2022	159,921,814	$1,599	$1,143,638	$(70,047)	$(17,928)	140,544	$(2,864)	$1,054,398

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,557	$(3,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,321	1,687
Amortization of intangible assets	38,007	30,435
Amortization of debt issuance costs	1,156	1,144
Provision for credit losses	468	39
Loss on retirement of assets	56	304
Equity-based compensation expense	23,818	20,846
Unrealized loss on interest rate swap	—	1,750
Deferred income taxes	(3,209)	1,796
Changes in assets and liabilities
Accounts receivable	(7,895)	(6,148)
Prepaid expenses and other assets	4,209	(5,504)
Accounts payable and other liabilities	(3,404)	(1,650)
Deferred revenue	(1,727)	(1,575)
Other current liabilities	(1,088)	216
Changes in operating lease assets and liabilities, net	(211)	(216)
Net cash provided by operating activities	57,058	39,557
Cash flows from investing activities:
Capital expenditures	(1,249)	(995)
Capitalized development costs	(8,106)	(5,490)
Business acquisitions, net of cash acquired	(5,883)	(14,114)
Net cash used in investing activities	(15,238)	(20,599)
Cash flows from financing activities:
Net proceeds from public offering of common stock	—	133,351
Proceeds from borrowings on long-term debt	—	89
Payments on long-term debt and finance lease obligations	(2,483)	(3,147)
Payment of debt issuance costs	—	(2,942)
Payments on financing component of interest rate swap	(1,085)	(216)
Payment of taxes on shares withheld for employee taxes	(2,827)	(100)
Net cash (used) provided by financing activities	(6,395)	127,035
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(8,266)	(1,326)
Net increase in cash and cash equivalents, and restricted cash	27,159	144,667
Cash and cash equivalents, and restricted cash, at beginning of period	186,624	273,291
Cash and cash equivalents, and restricted cash, at end of period	$213,783	$417,958
Supplemental disclosures of cash flow information
Cash paid for interest	$12,310	$10,671
Cash paid for taxes	$7,784	$6,744
Supplemental schedule of non-cash investing and financing activities
Liabilities assumed in connection with business acquisition	$—	$1,912

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

1.	Description of Business

Certara, Inc. and its wholly-owned subsidiaries (together, the “Company”) deliver software products and technology-driven services to customers to efficiently carry out and realize the full benefits of biosimulation in drug discovery, preclinical and clinical research, regulatory submissions and market access. The Company is a global leader in biosimulation. The Company’s biosimulation software and technology-driven services help optimize, streamline, or even waive certain clinical trials to accelerate programs, reduce costs, and increase the probability of success. The Company’s regulatory science and market access software and services are underpinned by technologies such as regulatory submissions software, natural language processing, and Bayesian analytics. When combined, these solutions allow the Company to offer customers end-to-end support across the entire product life cycle.

The Company has operations in the United States, Canada, Spain, Luxembourg, Portugal, United Kingdom, Germany, France, Netherlands, Denmark, Switzerland, Italy, Poland, Japan, Philippines, India, Australia and China.

2.	Summary of Significant Accounting Policies

There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2 to the Company’s audited consolidated financial statements included in our 2021 Annual Report. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2021.

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

(b)   Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the related interim disclosures are unaudited.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2021 audited consolidated financial statements and notes thereto. The information as of December 31, 2021 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the Company’s 2021 Annual Report.

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

Restricted cash represents cash that is reserved to provide for a Company credit card program and unexpended restricted grant funds. The restricted cash balance was $3,274 and $827 at September 30, 2022 and December 31, 2021, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Cash and cash equivalents	$210,509	$185,797
Restricted cash, current	3,274	827
Total cash and cash equivalents and restricted cash	$213,783	$186,624

(f)	Derivative Instruments

Effective May 31, 2022, the Company has a pay-fixed, receive-variable interest rate swap agreement to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. At September 30, 2022, the interest swap had a fair value of $8,385 and the fair value recognized in accumulated other comprehensive income was $8,385. During the three and nine months ended September 30, 2022, the amounts recognized as interest expense on the condensed consolidated statements of operations and comprehensive loss on the derivative were $355 and $700.

The Company also had an interest rate swap agreement for a notional amount of $230,000 that fixed the interest rate at 2.1%, non-inclusive of the fixed credit spread through May 31, 2022. On August 31, 2021, the Company entered into an amendment to the interest rate swap agreement. The amended interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately. At inception, the financing component of $1,966 was recorded at amortized cost. The embedded at-the-market derivative was designated and qualified as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 1.2757%, non-inclusive of the fixed credit spread. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the condensed consolidated statements of cash flows. The interest rate swap matured on May 31, 2022. At September 30, 2022, the Company did not record any amounts for the financing component and fair value of the interest rate swap in the condensed consolidated balance sheets. The Company reclassified $3,033 of accumulated comprehensive loss to interest expense in the condensed consolidated statements of comprehensive loss in the second quarter of 2021 due to hedge ineffectiveness. Excluding the amount reclassified, the interest expense recognized on the derivative was $0, $29, $(179), $690 for the three and nine months ended September 30, 2022 and 2021, respectively.

The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings.

The following table sets forth the assets that are measured at fair value on a recurring basis by the levels in the fair value hierarchy at September 30, 2022:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Asset
Interest rate swap asset	$—	$8,385	$—	$8,385
Total	$—	$8,385	$—	$8,385

The following table sets forth the assets that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2021:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Asset
Interest rate swap asset	$—	$57	$—	$57
Total	$—	$57	$—	$57

The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $3,448.

For more information regarding fair value measurement and fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the condensed consolidated Financial Statements in the Company’s 2021 Annual Report.

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

ii.Identification of the performance obligations in the contract

iii.Determination of the transaction price

iv.Allocation of the transaction price to the performance obligations in the contract

v.Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company’s revenue consists of fees for perpetual and term licenses for its software products, post- contract customer support (referred to as maintenance), software as a service (“SaaS”), and professional services including training and other revenue. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

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

The unsatisfied performance obligations as of September 30, 2022 were approximately $119,255.

Deferred Contract Acquisition Costs

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. The costs capitalized are primarily sales commissions for our sales force personnel. Capitalized costs to obtain a contract are amortized on a straight line basis over the expected period of benefit. Amortization of capitalized costs are included in sales and marketing expense in our condensed consolidated statements of operations and comprehensive loss. Capitalized contract acquisition cost was $631 as of September 30, 2022 and was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Grant Revenue

The Company receives grant funding for certain specific projects from time to time. These grants specify the funds provided are to be used exclusively to satisfy the deliverables outlined in the grant agreements.  In these agreements, both involved parties receive and sacrifice approximately commensurate value so these are accounted for as exchange transactions and revenue is recognized according to ASC Topic 606. The grant funding is generally provided near contract inception so a contract liability is initially recorded and revenue is recognized as the performance obligations are satisfied over time.

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Software licenses transferred at a point in time	$10,851	$8,665	$36,434	$30,719
Software licenses transferred over time	17,541	10,603	49,875	30,565
Service revenues earned over time	56,308	54,676	162,702	149,474
Total	$84,700	$73,944	$249,011	$210,758

(h)	Earnings per Share

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

3.  Public Offerings

The Company is party to a registration rights agreement with EQT AB and its affiliates (“EQT”), Arsenal Capital Partners,  and certain other stockholders (collectively, the “Institutional Investors”). It contains provisions that entitle EQT and the other Institutional Investors thereto to certain rights to have their securities registered by the Company under the Securities Act. EQT is entitled to an unlimited number of “demand” registrations, subject to certain limitations. Every Institutional Investor that holds registration rights is also entitled to customary “piggyback” registration rights. In addition, the amended and restated registration rights agreement provides that the Company will pay certain expenses of the Institutional Investors relating to such registrations and indemnify them against certain liabilities that may arise under the Securities Act of 1933.

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

On August 11, 2022, the Company completed another secondary public offering in which certain selling stockholders, including EQT, sold 7,000,000 shares of the Company’s common stock. The Company did not offer any common stock in this transaction and did not receive any proceeds form the sale of the shares of common stock by the selling stockholders. The Company incurred costs of $596, recorded in general and administrative expenses, in relation to the secondary public offering.

4.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At September 30, 2022 and December 31, 2021, the investments were bank deposits and overnight sweep accounts. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management  believes that any risk of loss is significantly reduced due to the nature of the customers with which the Company does business.

As of September 30, 2022 and December 31, 2021, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customers accounted for more than 10% of the Company’s revenues during the nine months ended September 30, 2022 and 2021.

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

Author! B.V.

On March 2, 2021, the Company completed a transaction that qualified as a business combination for a total consideration of $2,667. The business combination was not significant to our condensed consolidated financial statements. Based on the Company’s purchase price allocation, approximately $1,200, $100 and $1,200 of the purchase price was assigned to customer relationships, non-compete agreements and goodwill, respectively.

Insight Medical Writing Limited

On June 7, 2021, the Company completed a transaction that qualified as a business combination for a total consideration of $15,197. The business combination was not significant to our condensed consolidated financial statements. Based on the Company’s purchase price allocation, approximately $7,400 and $4,700 of the purchase price was assigned to customer relationships and goodwill, respectively.

Pinnacle 21, LLC

On October 1, 2021, the Company acquired 100% of the equity of Pinnacle 21, LLC (“Pinnacle”). Pinnacle  provides software and services for preparing clinical trial data for regulatory submission. The acquisition executed on the Company’s strategy to invest in innovation to increase the use cases of biosimulation and grow adoption of Certara’s end-to-end platform.

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

The condensed consolidated financial statements include the operating results of each acquisition from the date of acquisition.

6.	Prepaid Expenses and Other Current Assets and Other Long-Term Assets

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Prepaid expenses	$6,313	$8,973
Income tax receivable	2,446	4,800
Research and development tax credit receivable	3,295	3,951
Current portion of interest rate swap asset	3,429	57
Other current assets	1,020	767
Prepaid expenses and other current assets	$16,503	$18,548

Other long-term assets consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Long-term deposits	$1,143	$1,160
Interest rate swap asset - long-term	4,956	—
Deferred financing cost	797	1,007
Total other long-term assets	$6,896	$2,167

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

The Company and lenders entered into a third amended and restated loan agreement on June 17, 2021 (“Third Amendment”), which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments under the Credit Agreement to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000).  The term loan under the Third Amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement (as amended) is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contain various financial and nonfinancial covenants.

As of September 30, 2022 and December 31, 2021, available borrowings under the revolving lines of credits were $100,000. Available borrowings under the revolving lines of credits as of September 30, 2022 and December 31, 2021 were reduced by $120 and $239 standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 4.60% and 3.68% for the nine months ended September 30, 2022 and 2021 for the term loan debt, respectively. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.

Interest incurred on the Credit Agreement with respect to the term loan amounted to $4,366, $2,773, $10,344, and $8,444 for the three and nine months ended September 30, 2022 and 2021, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $55 and $30 at September 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $65, $65, $193 and $98 for the three and nine months ended September 30, 2022 and 2021, respectively. There was $2 and $66 accrued interest payable on the revolving line of credit at September 30, 2022 and December 31, 2021, respectively.

Long-term debt consists of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Term loans	$298,225	$300,490
Revolving line of credit	—	—
Less: debt issuance costs	(4,777)	(5,724)
Total	293,448	294,766
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$290,428	$291,746

The principal amount of long-term debt outstanding as of September 30, 2022 matures in the following years:

	Remainder of 2022	2023	2024	2025	2026	TOTAL
Maturities	$755	$3,020	$3,020	$3,020	$288,410	$298,225

The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2021, the Company was not required to make a mandatory prepayment on the term loan. For the Credit Agreement, the Company is required to make a quarterly principal payment of $755 on the term loan each quarter starting from September 30, 2021.

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

Operating lease right of use assets are included in the “other assets” section while finance lease right of use assets are included in "property and equipment, net" in the condensed consolidated balance sheets. With respect to operating lease liabilities, current lease liabilities and non-current operating lease liabilities are included in “current operating lease liabilities” and "operating lease liabilities, net of current portion”. Current finance lease liabilities and non-current finance lease liabilities are included in "other current liabilities" and "non-current finance lease liabilities" in the condensed consolidated balance sheets. At September 30, 2022, the weighted average remaining lease terms were 3.33 years and 0.33 year for operating and finance leases, respectively; the weighted average discount rate was 4.11% and 6.19% for operating and finance leases, respectively. For additional information on the Company's leases, see Note 14 to the condensed consolidated financial statements included the Company’s 2021Annual Report.

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021:

Lease Position	Balance Sheet Classification	SEPTEMBER 30, 2022	DECEMBER 31, 2021

Assets
Operating lease assets	Operating lease right-of-use assets	$11,481	$12,634
Finance lease assets	Property and equipment, net	63	271
Total lease assets		$11,544	$12,905

Liabilities
Current
Operating	Current operating lease liabilities	$3,422	$5,040
Finance	Other current liabilities	100	293

Noncurrent
Operating	Operating lease liabilities, net of current portion	8,509	8,256
Finance	Non-current finance lease liabilities	—	25
Total lease liabilities		$12,031	$13,614

The following table summarizes by year the maturities of our minimum lease payments as of September 30, 2022.

	OPERATING	FINANCE
	LEASES	LEASES

Remainder of 2022	$1,265	$76
2023	4,110	25
2024	3,212	—
2025	2,466	—
2026	1,344	—
Thereafter	130	—
Total future lease payments	12,527	101
Less: imputed interest	(596)	(1)
Total	$11,931	$100

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Accrued compensation	$22,497	$24,848
Legal and professional accruals	865	2,477
Local sales and VAT taxes	44	—
Interest payable	55	96
Income taxes payable	1,797	1,398
Accrued business acquisition liabilities	700	—
Other	594	1,011
Total accrued expenses	$26,552	$29,830

10.	Equity-Based Compensation

Restricted Stock

The majority of the Company’s restricted stock awarded to its employees was originally issued in December 2020 to exchange the Class B Profits Interest Unit (the “Class B Units”) of EQT.

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

In 2021, the Company granted 87,127 replacement shares of restricted stock in connection with the Pinnacle acquisition under which equity-based awards are outstanding. The fair value of the restricted stock awarded was initially  based on the fair value of our common stock on the date of grant, then adjusted for time restrictions due to unregistered shares  and lack of marketability. Total grant date fair value was $2,762. The restricted stock issued in 2021 generally has a three-year vesting period except for one holder whose shares vests equally on a monthly basis for two years.

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2021	3,910,722	$23.18
Granted	66,220	17.07
Vested	(1,772,239)	22.87
Forfeited	(229,854)	23.00
Cancelled	(66,220)	23.00
Non-vested restricted stock as of September 30, 2022	1,908,629	$23.28

The Company did not legally authorize or issue any restricted stock during the nine-month period ended September 30, 2022. During the third quarter of 2022, the Company modified an award for a recipient that resulted in 66,220 shares each assumed cancelled, granted, and forfeited. The shares of restricted stock vested includes 5,182 shares of common stock that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Equity-based compensation expenses (income) related to the restricted stock exchanged for performance-based Class B Units were $(319) and $3,758 for the  three and nine months ended September 30, 2022, respectively. At September 30, 2022, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $5,039, which is expected to be recognized over a weighted-average period of 22.5 months.

Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $1,174 and $2,705 for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $3,821, which is expected to be recognized over a weighted-average period of 28.0 months.

Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition was $292 and $877 for the three and nine months ended September 30, 2022. At September 30, 2022, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $1,593, which is expected to be recognized over a weighted-average period of 18.4 months.

2020 Incentive Plan

In order to align the Company’s equity compensation program with public company practices, the Company’s Board of Directors adopted and stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan allows for grants of non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, directors, officers, and consultants or advisors of the Company. The 2020 Incentive Plan allows for 20,000,000 shares (the “plan share reserve”) of common stock to be issued. No more than the number of shares of common stock equal to the plan share reserve may be issued in the aggregate pursuant to the exercise of incentive stock options. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1,000,000 in total value, except for certain awards made to a non-executive chair of our Board of Directors.

Restricted Stock Units

RSUs represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2021	1,288,724	$29.28
Granted*	1,415,901	22.10
Vested**	(420,168)	28.52
Forfeited	(149,610)	24.87
Non-vested RSUs as of September 30, 2022	2,134,847	$24.98

* The shares granted during 2022 were primarily issued on April 1, 2022 under the 2020 Incentive Plan.

**  The number of the RSUs vested includes 134,262 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements. The vested shares included 7,059 shares vested but deferred in connection with our director deferral plan.

Equity-based compensation expenses related to the RSUs were $5,312 and $14,538 for three and nine months ended September 30, 2022, respectively. At September 30, 2022, the total unrecognized equity-based compensation expense related to outstanding RSUs was $42,927, which is expected to be recognized over a weighted-average period of 25.5 months.

Performance Stock Units

PSUs granted in April 2021 and 2022 were issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds for individual PSU plans including year over year revenue growth and unlevered free cash flow growth.

Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. The following table presents a summary of activity on the PSUs for the period ended September 30, 2022.

A summary of the Company’s PSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested PSUs as of December 31, 2021	406,575	$27.35
Granted	361,147	22.25
Vested	(12,291)	24.83
Forfeited	(57,077)	35.47
Non-vested PSUs as of September 30, 2022	698,354	$24.10

Equity-based compensation expenses related to the PSUs were $345 and $1,940 for the three and nine months ended September 30, 2022. At September 30, 2022, the total unrecognized equity-based compensation expense related to outstanding PSUs was $3,467, which is expected to be recognized over a weighted-average period of 15.6 months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Cost of revenues	$2,454	$1,442	$6,834	$3,738
Sales and marketing	160	602	1,670	1,636
Research and development	957	514	4,115	1,528
General and administrative	3,233	5,607	11,199	13,944
Total	$6,804	$8,165	$23,818	$20,846

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

As of  September 30, 2022, no shares of common stock have been purchased under the Employee Stock Purchase Plan and no offering has been made to eligible employees under the Plan.

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

The following table summarizes revenue by geographic area for the three and nine months ended September 30, 2022 and 2021:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Revenue(1):
Americas	$64,367	$54,911	$186,784	$150,594
EMEA	13,276	13,307	42,833	41,222
Asia Pacific	7,057	5,726	19,394	18,942
Total	$84,700	$73,944	$249,011	$210,758
(1)	Revenue is attributable to the countries based on the location of the customer.

12.	Income Taxes

The Company generally records its interim tax provision based upon a projection of the Company's estimated annual effective tax rate ("EAETR"). This EAETR is applied to the year-to-date consolidated pre-tax income to determine the interim provisions for income taxes before discrete items. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company's global ETR for the three months ended September 30, 2022 and 2021 was 54%  and 48%, respectively, including discrete tax items. The period-over-period increase in the ETR was principally due to the combined effect of the overall increase in pre-tax book income and the tax effect of certain discrete items.

The Company's global ETR for the nine months ended September 30, 2022 and 2021 was 63%, and (11)%, respectively, including discrete tax items. The current year increase in the ETR was principally due to the combined effect of the overall increase in pre-tax book income and the tax effect of certain discrete items.

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

Basic and diluted earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$3,936	$(1,762)	$5,557	$(3,567)
Denominator:
Basic weighted average common shares outstanding	157,140,166	149,016,609	156,523,022	147,894,227
Effects of dilutive securities	2,447,479	—	2,869,512	—
Diluted weighted average common shares outstanding	159,587,645	149,016,609	159,392,534	147,894,227
Earnings per share:
Basic	$0.03	$(0.01)	$0.04	$(0.02)
Diluted	$0.02	$(0.01)	$0.03	$(0.02)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our 2021 Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the sections “Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our condensed consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our condensed consolidated Financial Statements.

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

On August 11, 2022, the Company completed another secondary public offering in which certain selling stockholders, including EQT, sold 7,000,000 shares of the Company’s common stock. The Company did not offer any common stock in this transaction and did not receive any proceeds form the sale of the shares of common stock by the selling stockholders. The Company incurred costs of $0.6 million, recorded in general and administrative expenses, in relation to the secondary public offering.

.

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

●	Bookings: Our new bookings represent a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.

●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	2021			2022
	Q1	Q2	Q3	Q1	Q2	Q3

Bookings (in millions)	81.9	75.1	72.3	108.5	100.3	79.8
Renewal Rate	92%	90%	87%	92%	92%	93%

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

Our Operating Environment

The acceptance of model-informed biopharmaceutical discovery and development by regulatory authorities affects the demand for our products and services. Support for the use of biosimulation in discovery and development from regulatory bodies, such as the FDA and EMA, has been critical to its rapid adoption by the biopharmaceutical industry. There has been a steady increase in the recognition by regulatory and academic institutions of the role that modeling and simulation can play in the biopharmaceutical development and approval process, as demonstrated by new regulations and guidance documents describing and encouraging the use of modeling and simulation in the biopharmaceutical discovery, development, testing, and approval process, which has directly led to an increase in the demand for our services. Changes in government or regulatory policy, or a reversal in the trend toward increasing the acceptance of and reliance upon in silico data in the drug approval process, could decrease the demand for our products and services or lead regulatory authorities to cease use of, or recommend against the use of, our products and services.

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

Impact of COVID-19

The continued spread of COVID-19 may adversely impact our business, financial condition or results of operations. As of September 30, 2022, we believe there have been and will be short-term impacts on our business due to new variants of COVID-19. The presence of these new variants has caused a slowdown in closing out clinical trials and delays in regulatory services projects. We believe that these are transitory impacts that we are well-equipped to manage going forward.

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

The following table reconciles net income (loss) to Adjusted EBITDA:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)(a)	$3,936	$(1,762)	$5,557	$(3,567)
Interest expense(a)	5,221	3,289	12,328	13,549
Interest income(a)	(322)	(84)	(347)	(255)
(Benefit from) provision for income taxes(a)	4,557	(1,631)	9,473	349
Depreciation and amortization expense(a)	417	533	1,321	1,687
Intangible asset amortization(a)	12,846	10,209	38,007	30,436
Currency (gain) loss(a)	(2,376)	(545)	(5,639)	(189)
Equity-based compensation expense(b)	6,804	8,165	23,818	20,846
Acquisition-related expenses(d)	253	7,561	1,331	9,713
Transaction-related expenses(e)	596	154	724	1,776
Severance expense(f)	722	—	722	—
Loss on disposal of fixed assets(g)	49	22	56	304
Executive recruiting expense(h)	—	86	—	413
First-year Sarbanes-Oxley implementation costs(i)	—	129	961	469
Adjusted EBITDA	$32,703	$26,126	$88,312	$75,531

The following table reconciles net income (loss) to Adjusted Net Income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

	(in thousands)
Net income (loss)(a)	$3,936	$(1,762)	$5,557	$(3,567)
Currency (gain) loss(a)	(2,376)	(545)	(5,639)	(189)
Equity-based compensation expense(b)	6,804	8,165	23,818	20,846
Amortization of acquisition-related intangible assets(c)	10,921	8,569	32,900	25,473
Acquisition-related expenses(d)	253	7,561	1,331	9,713
Transaction-related expenses(e)	596	154	724	1,776
Severance expense(f)	722	—	722	—
Loss on disposal of fixed assets(g)	49	22	56	304
Executive recruiting expense(h)	—	86	—	413
First-year Sarbanes-Oxley implementation costs(i)	—	129	961	469
Income tax expense impact of adjustments(j)	(4,257)	(5,188)	(12,236)	(11,810)
Adjusted Net Income	$16,648	$17,191	$48,194	$43,428

The following table reconciles diluted earnings per share to Adjusted Diluted Earnings Per Share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

	(in thousands except share and per share data)
Diluted earnings per share(a)	$0.02	$(0.01)	$0.03	$(0.02)
Currency gain(a)	(0.01)	—	(0.04)	—
Equity-based compensation expense(b)	0.05	0.05	0.16	0.13
Amortization of acquisition-related intangible assets(c)	0.07	0.05	0.21	0.17
Acquisition-related expenses(d)	—	0.05	0.01	0.06
Transaction-related expenses(e)	—	—	—	0.02
Severance expense(f)	—	—	—	—
Loss on disposal of fixed assets(g)	—	—	—	—
Executive recruiting expense(h)	—	—	—	—
First-year Sarbanes-Oxley implementation costs(i)	—	—	0.01	—
Income tax expense impact of adjustments(j)	(0.03)	(0.03)	(0.08)	(0.08)
Adjusted Diluted Earnings Per Share	$0.10	$0.11	$0.30	$0.28

Diluted weighted average common shares outstanding	157,140,166	149,016,609	156,523,022	147,894,227
Effect of potentially dilutive shares outstanding (k)	2,447,479	4,303,765	2,869,512	4,584,295
Diluted weighted average common shares outstanding	159,587,645	153,320,374	159,392,534	152,478,522
(a)	Represents amounts as determined under GAAP.

(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents amortization costs associated with acquired intangible assets in connection with business acquisitions.
(d)	Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(e)	Represents costs associated with our public offerings that are not capitalized.
(f)	Represents charges for severance provided to former executives and non-executives.
(g)	Represents the gain/loss related to disposal of fixed assets.
(h)	Represents recruiting and relocation expenses related to hiring senior executives.
(i)	Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act in 2021, as well as implementing cost of ASC 842.
(j)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(k)	Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:

●	Software licenses: We recognize revenue for software license fees up front, upon delivery of the software license.

●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid upfront that is not recognized in the current period is included in deferred revenue in our consolidated balance sheet until earned.

●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.

●	Services. Our services business generates revenues primarily from technology-driven services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over the time services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.

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

Operating Expenses

●	Sales and Marketing. Sales and marketing expense consists primarily of employee-related expenses, equity-based compensation, sales commissions, brand development, advertising, travel-related expenses and industry conferences and events. We plan to continue to invest in sales and marketing to increase penetration of our existing client base and expand to new clients.

●	Research and Development. Research and development expense accounts for a significant portion of our operating expenses. We recognize expenses as incurred. R&D expenses consist primarily of employee-related expenses, equity-based compensation, third-party consulting, allocated software costs and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.

●	General and Administrative. General and administrative expense consists of personnel-related expenses associated with our executive, legal, finance, human resources, information technology, and other administrative functions, including salaries, benefits, bonuses, and equity-based compensation. General and administrative expense also includes professional fees for external legal, accounting and other consulting services, allocated overhead costs, and other general operating expenses.

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

On January 3, 2022, we completed the acquisition of Integrated Nonclinical Development Solutions, Inc., a company that provides the SEND Explorer software and drug development consulting. This acquisition, for a total consideration of $8.0 million, qualified as a business combination. The business combination was not significant to our condensed consolidated financial statements.  Based on the purchase price allocation, approximately $2.4 million, $1.0 million, $0.1 million, and $2.9 million of the purchase price was assigned to customer relationships, developed technology, non-compete agreements, and goodwill, respectively

For more information about our acquisitions, see Note 5. “Business Combinations” in the notes to the condensed consolidated financial statements.

Results of Operations

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021.

Three Months Ended September 30, 2022 Versus Three Months Ended September 30, 2021

The following table summarizes our unaudited statements of operations data for the three months ended September 30, 2022 and 2021:

Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Software	$28,392	$19,268	$9,124	47%
Services	56,308	54,676	1,632	3%
Total revenues	$84,700	$73,944	$10,756	15%

Revenues increased $10.8 million, or 15%, to $84.7 million for the three months ended September 30, 2022 as compared to the same period in 2021. Excluding $7.7 million revenue from Pinnacle, which was acquired in late 2021, the revenues increased $3.0 million, or 4%. The overall increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong renewal rates, client expansion, and new customers as well as  business acquisitions. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Software revenues increased $9.1 million, or 47%, to $28.4 million for the three months ended September 30, 2022 as compared to the same period in 2021. Excluding $7.3 million revenue from Pinnacle, the revenues from software increased $1.9 million, or 10%. The overall growth is primarily attributable to maintaining high net revenue retention rates and renewal rates for our core software products, growth from acquisitions and new customers. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Services revenues increased $1.6 million, or 3%, to $56.3 million for the three months ended September 30, 2022, as compared to the same period in 2021. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Cost of Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Cost of revenues	$32,812	$28,769	$4,043	14%

Cost of revenues increased by $4.0 million, or 14%, to $32.8 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to a $1.6 million increase in intangible assets amortization, a $1.0 million increase in stock-based compensation costs, a $0.4 million increase in employee-related costs, a $0.4 million increase in equipment and travel expenses,  and a $0.5 million increase related to cost of licenses.

Sales and Marketing Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Sales and marketing	$6,376	$5,082	$1,294	25%
% of total revenues	8%	7%

Sales and marketing expenses increased by $1.3 million, or 25%, to $6.4 million for the three months ended September 30, 2022 as compared to the same period in 2021. Sales and marketing expenses increased primarily due to a $1.1 million increase in employee-related costs resulting from head count growth, and a $0.5 million increase in marketing, consulting and travel costs, partially offset by a $0.4 million decrease in stock-based compensation costs.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Research and development	$6,318	$4,530	$1,788	39%
% of total revenues	7%	6%

Research and development expenses increased by $1.8 million, or 39%, to $6.3 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase in research and development expenses was primarily due to a $2.3 million increases in employee-related costs primarily resulting from head count growth and a $0.4 million increase in stock-based compensation cost, partially offset by a $0.9 million increase in capitalized cost in R&D.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
General and administrative	$17,327	$26,199	$(8,872)	(34)%
% of total revenues	20%	35%

General and administrative expenses decreased by $8.9 million, or 34%, to $17.3 million for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a $7.5 million decrease in business acquisition costs, $2.4 million decrease in stock-based compensation costs, partially offset by a $0.5 million increase in employee-related costs, and a $0.4 million increase in transaction cost.

Intangible Asset Amortization

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Intangible asset amortization	$10,591	$9,592	$999	10%
% of total revenues	13%	13%

Intangible asset amortization expense increased by $1.0 million, or 10%, to $10.6 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase in intangible asset amortization expense was primarily due to increased amortization cost from the acquired intangible assets.

Depreciation and Amortization Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Depreciation and amortization	$417	$533	$(116)	(22)%
% of total revenues	0%	1%

Depreciation and amortization expense decreased by $0.1 million, or 22%, to $0.4 million for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to a decrease in depreciation from computer equipment and furniture for the three months ended September 30, 2022, as compared to the same period in 2021.

Interest Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Interest expense	$5,221	$3,289	$1,932	59%
% of total revenues	6%	4%

Interest expense increased by $1.9 million, or 59%, to $5.2 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in interest expense was primarily due to increased interest on term loan debt due to market interest rates increase reflected on the debt interest.

Other, net

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Other, net	$(2,855)	$(657)	$(2,198)	335%
% of total revenues	(3)%	(1)%

Net other income increased by $2.2 million, to $2.9 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in other income was primarily due to a $2.0 million increase in remeasurement gains related to the fluctuation of foreign currency exchange rates and a $0.2 million increase in interest income.

Provision for Income Taxes

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Provision for income taxes	$4,557	$(1,631)	$6,188	379%
Effective income tax rate	54%	48%

Income tax expense was $4.6 million, resulting in an effective income tax rate of 54% for the three months ended September  30, 2022 as compared to income tax benefit of $1.6 million, or an effective income tax rate of 48%, for the same period in 2021. Our income tax expense for the three months ended September 30, 2022 and 2021 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, the effects of tax elections made for U.K. earnings, the relative mix of domestic and international earnings, and discrete tax items including $1.4 million corporate income taxes and interest assessed by the Portuguese Tax Authority (“PTA”) for 2012, 2014, and 2019.

Net Income (loss)

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Net income (loss)	$3,936	$(1,762)	$5,698	323%

Net income was $3.9 million, representing a $5.7 million increase in net income for the three months ended September 30, 2022 as compared to a net loss of $1.8 million in the same period of 2021. The increase in net income was primarily due to a $10.8 million increase in total revenue, a $4.9 million decrease in operating expenses, and a $2.0 million currency gain, partially offset by a $4.0 million increase in cost of revenue, a $6.2 million increase in tax expense, and a $1.9 million increase in interest expense.

Nine Months Ended September 30, 2022 Versus Nine Months Ended September 30, 2021

The following table summarizes our unaudited statements of operations data for the nine months ended September 30, 2022 and 2021:

Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Software	$86,309	$61,284	$25,025	41%
Services	162,702	149,474	13,228	9%
Total revenues	$249,011	$210,758	$38,253	18%

Revenues increased $38.3 million, or 18%, to $249.0 million for the nine months ended September 30, 2022 as compared to the same period in 2021. Excluding $20.7 million revenue from Pinnacle, which was acquired in late 2021, the revenues increased $17.6 million, or 8%. The overall  increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong renewal rates, client expansion, and new customers as well as  business acquisitions. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Software revenues increased $25.0 million, or 41%, to $86.3 million for the nine months ended September 30, 2022 as compared to the same period in 2021. Excluding $19.3 million in revenue from Pinnacle, the revenues from software increased $5.7 million, or 9%. The overall growth is primarily attributable to maintaining high net revenue retention rates and renewal rates for our core software products, growth from acquisitions and new customers. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Services revenues increased $13.2 million, or 9%, to $162.7 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Cost of Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Cost of revenues	$100,795	$82,327	$18,468	22%

Cost of revenues increased by $18.5 million, or 22%, to $100.8 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to a $9.2 million increase in employee-related costs resulting from billable head count growth, a $5.0 million increase in intangible assets amortization, a $3.1 million increase in stock-based compensation cost, a $1.3 million increase related to cost of licenses, and a $1.4 million  increase in travel, equipment and other miscellaneous operating expenses, partially offset by a $1.7 million decrease in consulting and professional services.

Sales and Marketing Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Sales and marketing	$19,608	$13,423	$6,185	46%
% of total revenues	8%	6%

Sales and marketing expenses increased by $6.2 million, or 46%, to $19.6 million for the nine months ended September 30, 2022 as compared to the same period in 2021. Sales and marketing expenses increased primarily due to a $4.5 million increase in employee-related costs resulting from head count growth, a $1.6 million increase in  travel, consulting and professional services, marketing, equipment, and other miscellaneous operating expenses.

Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Research and development	$21,607	$13,862	$7,745	56%
% of total revenues	9%	7%

Research and development expenses increased by $7.7 million, or 56%, to $21.6 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in research and development expenses was primarily due to a $7.6 million increase in employee-related costs primarily resulting from headcount growth and a $2.6 million increase in stock-based compensation cost, partially offset by a $2.7 million increase in capitalized cost in R&D.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
General and administrative	$53,444	$60,795	$(7,351)	(12)%
% of total revenues	21%	29%

General and administrative expenses decreased by $7.4 million, or 12%, to $53.4 million for the nine months ended September 30, 2022, as compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a $8.9 million decrease in acquisition-related costs, a $2.7 million decrease in stock-based compensation costs, and a $1.1 million decrease in transaction costs, partially offset by a $3.0 million increase in employee-related costs resulting from head count growth, and a $1.8 million increase in professional and consulting expenses.

Intangible Asset Amortization

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Intangible asset amortization	$31,095	$28,527	$2,568	9%
% of total revenues	12%	14%

Intangible asset amortization expense increased by $2.6 million, or 9%, to $31.1 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in intangible asset amortization expense is primarily due to increased amortization costs from the acquired intangible assets.

Depreciation and Amortization Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Depreciation and amortization	$1,321	$1,687	$(366)	(22)%
% of total revenues	1%	1%

Depreciation and amortization expense decreased by $0.4 million, or 22%, to $1.3 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily due to a decrease in depreciation from computer equipment and furniture for the nine months ended September 30, 2022 as compared to the same period in 2021.

Interest Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Interest expense	$12,328	$13,549	$(1,221)	(9)%
% of total revenues	5%	6%

Interest expense decreased by $1.2 million, or 9%, to $12.3 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in interest expense was primarily due to $3.3 million of interest expense reclassed in from other comprehensive income due to hedge ineffectiveness in 2021, and partially offset by a $1.9 million interest increase on term loan debt.

Other, net

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Others, net	$(6,217)	$(194)	$(6,023)	nm
% of total revenues	(2)%	(0)%

Net of other income increased by $6.0 million to $6.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in other income was primarily due to a $5.3 million increase in remeasurement gains related to the fluctuation of foreign currency exchange rates, a $0.3 million increase in other foreign currency transactions, and a $0.2 million decrease in losses from fixed asset disposal.

Provision for Income Taxes

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	( in thousands)
Provision for income taxes	$9,473	$349	$9,124	nm
Effective income tax rate	63%	(11)%

Income tax expense was $9.5 million, resulting in an effective income tax rate of 63% for the nine months ended September 30, 2022 as compared to an income tax expense of $0.3 million, or an effective income tax rate of (11)%, for the same period in 2021. Our income tax expense for the nine months ended September 30, 2022 and 2021 was primarily due to the tax effects of U.S. pre-tax income, the impact of non-deductible items, the effects of tax elections made for U.K. earnings, and the relative mix of domestic and international earnings and discrete tax items including $1.4 million for corporate income taxes and interest assessed by the Portuguese Tax Authority (“PTA”) for 2012, 2014, and 2019.

Net Income (loss)

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%

	(in thousands)
Net income (loss)	$5,557	$(3,567)	$9,124	256%

Net income increased by a $9.1 million, or 256%, to $5.6 million for the nine months ended September 30, 2022, as compared to a net loss of $3.6 million in the same period of 2021. The $9.1 increase in net income was primarily due to a $38.3 million increase in total revenue, a $5.7 million foreign currency gains related to remeasurement and other currency gains, and a $1.2 million decrease in interest expense, partially offset by a $18.5 million increase in cost of revenue, an $8.8 million increase in operating expenses, and a $9.1 million increase in tax expense.

Liquidity and Capital Resources

We have consistently generated positive cash flow from operations, providing $57.1 million and $39.6 million as a source of funds for the nine months ended September 30, 2022 and 2021, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for periods ended at September 30, 2022 and December 31, 2021 and as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021

	(in thousands)
Net cash from operating activities	$57,058	$60,388
Cash and cash equivalents(1)	$210,509	$185,797
Net proceeds from issuing common stock	$—	$133,351
Term loan credit facilities	$298,225	$300,490
Revolving line of credit	$100,000	$100,000
(1)	Cash balance as of September 30, 2022 included $46.0 million cash and cash equivalents held outside of the United States.

Our material cash requirements from known contractual obligations are principal and interest payments of long-term debt. We also have future cash obligations of $12.6 million for lease contracts, which have remaining terms of one to six years.

The principal amount of long-term debt outstanding as of September 30, 2022 matures in the following years:

	Remainder of 2022	2023	2024	2025	2026	TOTAL
Maturities	$755	$3,020	$3,020	$3,020	$288,410	$298,225

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

Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” in our 2021 Annual Report.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$57,058	$39,557
Net cash used in investing activities	(15,238)	(20,599)
Net cash used in financing activities	(6,395)	127,035
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(8,266)	(1,326)
Net increase in cash and cash equivalents, and restricted cash	$27,159	$144,667
Cash paid for interest	$12,310	$10,671
Cash paid for income taxes	$7,784	$6,744

Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first nine months of 2022 was $57.1 million, compared to $39.6 million in the same period of 2021. The $17.5 million increase in cash from operating activities was primarily due to cash collected from higher revenues and less cash used for prepaid and other assets, partially offset by the increase in cash utilized for accounts payable and other liabilities.

Investing Activities

Net cash used by investing activities in the first nine months of 2022 was $15.2 million, a decrease of $5.4 million, compared to $20.6 million in the same period of 2021. The change in investing activities was primarily due to an $8.2 million decrease in cash payments in connection with business acquisitions, partially offset by a $2.9 million increase in cash utilized in capitalized development costs and capital expenditures to support our growth.

Financing Activities

Net cash used by financing activities in the first nine months of 2022 was $6.4 million, compared to $127.0 million cash provided in the same period of 2021. The $133.4 million change in cash flow in financing activities was primarily due to the $133.4 million cash proceeds received in the third quarter of 2021 from issuing common stock of the Company. In addition, in comparing the first nine months of 2022 with the same period of 2021, cash payments increased $2.7 million in connection with share awards vested and withheld for payroll tax, and offset by a $2.9 million decrease related to debt issuance costs.

Indebtedness

We are a party to a Credit Agreement that originally provided for a $250.0 million senior secured term loan and commitments under a revolving credit facility in an aggregate principal amount of $20.0 million, with a sub-commitment for the issuance of letters of credit of $10.0 million. The term loan was originally scheduled to mature on August 14, 2024, and the commitments under the revolving credit facility were originally scheduled to mature on August 14, 2022.

In January 2018, we and the lenders amended the Credit Agreement to add incremental term loans in the amount of $25.0 million to be used for our general corporate purposes. Additionally, in April 2018, we and the lenders amended the Credit Agreement to (i) add incremental term loans in the amount of $40.0 million to be used for our general corporate purposes and (ii) provide a reduction of 50 basis points in the margin under the term loan. The terms of such incremental term loans were the same as the terms of our existing term loans, including in respect of maturity, and they are considered an increase in the aggregate principal amount of the existing term loans outstanding under the Credit Agreement and are part of the existing term loan.

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

As of September 30, 2022, we had $298.2 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of September 30, 2022, we were in compliance with the covenants of the Credit Agreement.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2022 from those disclosed in our 2021Annual Report, except for payments made in the ordinary course of business.

Income Taxes

We recorded income tax expense of $9.5 million for the nine months ended September 30, 2022, and income tax expense of $0.3 million for the nine months ended September 30, 2021.

As of September 30, 2022, we had federal and state net operating losses(“NOLs”) of approximately $2.4 million and $2.6 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2040 and 2029 and 2039, respectively. We had federal and state R&D tax credit carryforwards of approximately $1.5 million and $0.4 million, respectively, to offset future income taxes, which expire between 2038 and 2041. We also had foreign tax credits of approximately $15.1 million, which will start to expire in 2025. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $24.5 million which will start to expire in 2022, foreign research and development credits of $0.4 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2030 and 2039. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, R&D credit carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $18.2 million was recorded at December 31, 2021. As of September 30, 2022, the valuation allowance remained unchanged from December 31, 2021.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2021 Annual Report. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report. There were no significant changes to our critical accounting estimates during the nine months ended September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2021 Annual Report. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to a material weakness related to information technology general controls in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This internal control deficiency was identified and reported in the section titled “Management's Annual Report on Internal Control Over Financial Reporting” in the Company’s 2021 Annual Report.

Notwithstanding the ineffective disclosure controls and procedures and the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting, our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, the financial position of the Company as of September 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for the nine months ended September 30, 2022 and September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Management’s Plan to Remediate the Material Weakness

The Company outlined a remediation plan in the section titled “Management's Annual Report on Internal Control Over Financial Reporting” in the Company’s 2021 Annual Report. The Company is committed to developing and maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress in updating its design and implementation of internal controls to remediate the aforementioned control deficiency and enhance the Company’s internal control environment. The remediation plan is being implemented and includes the following: (i) implement a controlled process for the onboarding, offboarding, and access rights modifications in the application environment to ensure appropriate provisioning of rights on a least privileged basis; (ii) document the levels of privileged access roles with specific “allowed” capabilities warranting levels of access for specific roles; (iii)

implement a quarterly log review by business  owners to ensure that no privileged account access was provided and removed outside of documented service requests; (iv) implement a controlled process for application and system level changes in the application environment to ensure appropriate understanding of the changes in financial reporting; and (v) strengthen ownership and reporting through the IT Governance Process currently in place which will serve as the mechanism to monitor the remediation update.  Management is committed to successfully implementing the remediation plan as promptly as possible, and currently expects that the remediation of this material weakness will be completed on or before December  31, 2022.

Changes in Internal Control over Financial Reporting

During period ended September 30, 2022, there was not any change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2021 Annual Report.

Item 1A. Risk Factors

Except as described below, there have been no significant changes to the risk factors previously disclosed in our 2021 Annual Report that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.

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

CERTARA, INC.

Date: November 7, 2022	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2022	By:	/s/ M. Andrew Schemick
	Name:	M. Andrew Schemick
	Title:	Chief Financial Officer (Principal Financial Officer)