Form 10-Q
period 2023-03-31
Certara, Inc.
filed 2023-05-08
CIK 1827090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the registrant had 159,831,701 shares of common stock, par value $0.01 per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	our ability to compete within our market;
•	any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery and development;
•	our ability to retain key personnel or recruit additional qualified personnel;
•	changes or delays in government regulation relating to the biopharmaceutical industry;
•	increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
•	trends in research and development (“R&D”) spending, the use of third parties by biopharmaceutical companies and a shift toward more R&D occurring at smaller biotechnology companies;
•	our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
•	the occurrence of natural disasters and epidemic diseases, such as the COVID-19 pandemic, which may result in delays or cancellations of customer contracts or decreased utilization by our employees;
•	our ability to sustain recent growth rates;
•	any future acquisitions and our ability to successfully integrate such acquisitions;
•	consolidation within the biopharmaceutical industry;
•	reduction in the use of our products by academic institutions;
•	pricing pressures due to increased customer utilization of our products;
•	any delays or defects in our release of new or enhanced software or other biosimulation tools;
•	failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
•	our ability to accurately estimate costs associated with our fixed-fee contracts;
•	risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
•	the accuracy of our addressable market estimates;
•	the length and unpredictability of our software and service sales cycles;
•	our ability to successfully operate a global business;
•	our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;;
•	our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;
•	the loss of more than one of our major customers;
•	our future capital needs;
•

adverse developments affecting the financial services industry may delay or prevent us or our customers from accessing cash or cash equivalents, which could negatively impact the timely payment to vendors or timely receipt of payment from customers;

•	our ability to realize the anticipated revenue reflected in our bookings;

•	any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
•	our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
•	our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
•	any unauthorized access to or use of customer or ither proprietary or confidential data or other breach of our cybersecurity measures;
•	our ability to comply with applicable privacy and cybersecurity laws;
•	our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
•	any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
•	risks related to litigation against us;
•	the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;
•	our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
•	any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
•	any impairment of goodwill or other intangible assets;
•	our ability to use our net operating loss (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
•	the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
•	any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective; and
•	the other factors described elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”), and in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our 2022 Annual Report, which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report. Such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.

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

CERTARA, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$244,135	$236,586
Accounts receivable, net of allowances for credit losses of $736 and $1,250, respectively	82,404	82,584
Restricted cash	3,103	3,102
Prepaid expenses and other current assets	18,612	19,980
Total current assets	348,254	342,252
Other assets:
Property and equipment, net	2,317	2,400
Operating lease right-of-use assets	13,405	14,427
Goodwill	718,841	717,743
Intangible assets, net of $231,384 and $217,705, respectively	476,554	486,782
Deferred income taxes	3,703	3,703
Other long-term assets	3,683	5,615
Total assets	$1,566,757	$1,572,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,326	$7,533
Accrued expenses	30,008	35,403
Current portion of deferred revenue	51,654	52,209
Current portion of long-term debt	3,020	3,020
Current operating lease liabilities	4,808	4,968
Other current liabilities	—	25
Total current liabilities	93,816	103,158
Long-term liabilities:
Deferred revenue, net of current portion	2,780	2,815
Deferred income taxes	62,920	65,046
Operating lease liabilities, net of current portion	9,244	10,133
Long-term debt, net of current portion and debt discount	289,546	289,988
Other long-term liabilities	23,396	22,121
Total liabilities	481,702	493,261
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 authorized as of March 31, 2023 and December 31, 2022, respectively, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 160,218,109 and 159,676,150 shares issued as of March 31 ,2023 and December 31, 2022, respectively; 159,839,743 and 159,525,943 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	1,601	1,596
Additional paid-in capital	1,158,708	1,150,168
Accumulated deficit	(59,515)	(60,873)
Accumulated other comprehensive loss	(7,320)	(8,230)
Treasury stock at cost, 378,366 and 150,207 shares at March 31, 2023 and December 31, 2022, respectively	(8,419)	(3,000)
Total stockholders’ equity	1,085,055	1,079,661
Total liabilities and stockholders’ equity	$1,566,757	$1,572,922

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE ICOME(LOSS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2023	2022
Revenues	$90,301	$81,551
Cost of revenues	34,856	32,789
Operating expenses:
Sales and marketing	8,002	6,111
Research and development	9,287	7,548
General and administrative	19,772	18,339
Intangible asset amortization	10,535	10,149
Depreciation and amortization expense	411	482
Total operating expenses	48,007	42,629
Income from operations	7,438	6,133
Other expenses:
Interest expense	(5,475)	(3,228)
Net other income	506	841
Total other expenses	(4,969)	(2,387)
Income before income taxes	2,469	3,746
Provision for income taxes	1,111	1,536
Net income	1,358	2,210
Other comprehensive income (loss):
Foreign currency translation adjustment	2,601	(3,184)
Change in fair value from interest rate swap, net of tax of $(588) and $60, respectively	(1,691)	64
Total other comprehensive income (loss)	910	(3,120)
Comprehensive income (loss)	$2,268	$(910)

Net income per share attributable to common stockholders:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average common shares outstanding:
Basic	158,177,025	155,936,953
Diluted	159,727,412	159,160,321

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER			TOTAL
(IN THOUSANDS,	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TREASURY STOCK		STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	SHARES	AMOUNT	EQUITY
Balance as of December 31, 2021	159,660,048	$1,596	$1,119,821	$(75,604)	$(3,926)	(1,100)	$(38)	$1,041,849
Equity-based compensation awards	—	—	7,513	—	—	—	—	7,513
Restricted stock withheld for tax liability	—	—	—	—	—	(1,774)	(47)	(47)
Change in fair value from interest rate swap, net of tax	—	—	—	—	64	—	—	64
Net income	—	—	—	2,210	—	—	—	2,210
Foreign currency translation adjustment	—	—	—	—	(3,184)	—	—	(3,184)
Balance as of March 31, 2022	159,660,048	$1,596	$1,127,334	$(73,394)	$(7,046)	(2,874)	$(85)	$1,048,405

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
			ADDITIONAL		OTHER			TOTAL
(IN THOUSANDS,	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TREASURY STOCK		STOCKHOLDERS'
EXCEPT SHARE DATA)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	SHARES	AMOUNT	EQUITY
Balance as of December 31, 2022	159,676,150	$1,596	$1,150,168	$(60,873)	$(8,230)	(150,207)	$(3,000)	$1,079,661
Equity-based compensation expense, net of forfeiture	—	—	8,543	—	—	—	—	8,543
Common shares issued for share-based compensation awards and shares withheld for tax	608,179	6	(4)	—	—	(228,159)	(5,419)	(5,417)
Restricted stock forfeiture*	(66,220)	(1)	1	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	1,358	—	—	—	1,358
Foreign currency translation adjustment, net of tax	—	—	—	—	2,601	—	—	2,601
Balance as of March 31, 2023	160,218,109	$1,601	$1,158,708	$(59,515)	$(7,320)	(378,366)	$(8,419)	$1,085,055

* Legal forfeiture occurred in Q1 2023; and the accounting forfeiture occurred in Q3 2022.

The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)	2023	2022
Cash flows from operating activities:
Net income	$1,358	$2,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	411	482
Amortization of intangible assets	13,113	12,450
Amortization of debt issuance costs	383	386
(Recovery of) provision for credit losses	(168)	34
Loss on retirement of assets	4	5
Change in fair value of contingent consideration	1,261	—
Equity-based compensation expense	8,543	7,513
Deferred income taxes	(1,524)	(715)
Changes in assets and liabilities
Accounts receivable	647	(3,244)
Prepaid and other assets	559	653
Accounts payable and accrued expenses	(14,196)	(11,830)
Deferred revenue	(1,034)	2,556
Change in other liabilities	600	(697)
Net cash provided by operating activities	9,957	9,803
Cash flows from investing activities:
Capital expenditures	(317)	(506)
Capitalized development costs	(2,360)	(2,187)
Investment in intangible assets	(54)	—
Business acquisitions, net of cash acquired	—	(5,983)
Net cash used in investing activities	(2,731)	(8,676)
Cash flows from financing activities:
Payments on long-term debt and finance lease obligations	(780)	(826)
Payments on financing component of interest rate swap	—	(646)
Payment of taxes on shares and units withheld for employee taxes	(70)	(48)
Net cash used by financing activities	(850)	(1,520)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	1,174	(1,171)
Net increase (decrease) in cash and cash equivalents, and restricted cash	7,550	(1,564)
Cash and cash equivalents, and restricted cash, at beginning of period	239,688	186,624
Cash and cash equivalents, and restricted cash, at end of period	$247,238	$185,060
Supplemental disclosures of cash flow information
Cash paid for interest	$5,196	$3,547
Cash paid for taxes	$517	$2,769

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

2.	Summary of Significant Accounting Policies

There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2 to the Company’s audited consolidated financial statements included in our 2022 Annual Report. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2022.

(a)	Basis of Presentation and Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, assumptions used in the allocation of the transaction price to separate performance obligations, estimates towards the measure of  progress of completion on fixed-price service contracts, the determination of fair values and useful lives of long-lived assets as well as intangible assets, goodwill, allowance for credit losses for accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue, valuation of interest rate swaps, determination of fair value of equity-based awards, measurement of fair value of contingent consideration,  and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

(b)   Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the related interim disclosures are unaudited.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2022 audited consolidated financial statements and notes thereto. The information as of December 31, 2022 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the Company’s 2022 Annual Report.

(c)	Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, “Common Control Arrangements (Topic 842),” which provide private companies and not-for-profit organizations that are not conduit bond obligors with a practical expedient to use the written terms and conditions of a common control arrangement to determine whether a lease exists and, if so, the classification of and accounting for that lease. In addition, the ASU requires all entities including public companies to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

(d)   Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(e)	Fair Value Measurements

The Company follows FASB Accounting Standards Codification (“ASC”) 820 10, “Fair Value Measurements” (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires certain disclosures about fair value measurements.

ASC 820 10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the most advantageous market for the asset or liability in an orderly transaction. Fair value measurement is based on a hierarchy of observable or unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value.

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

If the inputs used to measure fair value fall at different levels of the fair value hierarchy, the hierarchy is based on the lowest level of input that is significant to the fair value measurement. For the acquisitions noted in Note 5, the fair value measurement methods used to estimate the fair value of the assets acquired and liabilities assumed at the acquisition dates utilized a number of significant unobservable inputs of Level 3 assumptions. These assumptions included, among other things, projections of future operating results, implied fair value of assets using an income approach by preparing a discounted cash flow analysis, and other subjective assumptions.

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

Contingent liabilities related to acquisitions are measured at fair value using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but that are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss).

To estimate the fair value of the contingent consideration liability, management utilized a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching certain eligible revenue thresholds. Significant inputs used in the fair value measurement of contingent consideration are the amount and timing of the acquired entity’s eligible revenue over a three-year period subsequent to the acquisition date. At the acquisition date, the fair value of the contingent consideration liabilities was $19.8 million.

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2023:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL

	(In thousands)
Assets
Money market funds	$102,076	$—	$—	$102,076
Interest rate swap assets	—	6,096	—	6,096
Total assets	$102,076	$6,096	$—	$108,172

Liabilities
Contingent liabilities	$—	$—	$21,074	$21,074
Total liabilities	$—	$—	$21,074	$21,074

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

For the period ended March 31, 2023, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liability is the acquisition related contingent consideration liability.

The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

MARCH 31,
2023
(In thousands)
Beginning balance at December 31, 2022	$19,813
Payments	—
Change in fair value	1,261
Ending balance at March 31, 2023	$21,074

For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2022 Annual Report.

(f)	Cash and Cash Equivalents, and Restricted Cash

Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased.

Restricted cash represents cash that is reserved to provide for a Company credit card program and unexpended restricted grant funds. The restricted cash balance was $3,103 and $3,102 at March 31, 2023 and December 31, 2022, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Cash and cash equivalents	$244,135	$236,586
Restricted cash, current	3,103	3,102
Total cash and cash equivalents and restricted cash	$247,238	$239,688

(g)   Accounts Receivable

Accounts receivable includes current outstanding invoices billed to customers. Invoices are typically issued with net 30 days to net 90 days terms upon delivery of the product or upon achievement of billable events for service-based contracts. Unbilled receivables relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts. Unbilled receivables are billed and transferred to customer accounts receivable when the rights become unconditional. The carrying amount of accounts receivable is reduced by a valuation allowance.

The Company estimates the expected credit losses for accounts receivables using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if the Company determines that the receivable is not collectible. Allowances for credit losses of $736 and $1,250 were provided in the accompanying condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, respectively.

Accounts receivable consists of the following:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Trade receivables	$69,832	$72,238
Unbilled receivables	12,979	11,309
Other receivables	329	287
Allowances for credit losses	(736)	(1,250)
Accounts receivable, net	$82,404	$82,584

The following table presents the information regarding the allowance of accounts receivable:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Beginning balance	$1,250	$262
Provision for credit losses	(164)	1,009
Charge-offs, net of recoveries	(350)	(21)
Ending balance	$736	$1,250

(h)	Derivative Instruments

In the normal course of business, the Company is subject to risk from adverse fluctuations in interest rates. The Company has chosen to manage this risk through the use of derivative financial instruments that consist of interest rate swap contracts. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes. The objective in managing exposure to market risk is to limit the impact on cash flows. To qualify for hedge accounting, the interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and be expected to remain, probable of occurring in accordance with the related assertions.

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

The Company had entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. At March 31, 2023 and December 31, 2022,  the interest swap had a fair value of $6,096 and $8,374, respectively; The fair value recognized in accumulated other comprehensive income was $6,096 and $8,374, respectively, at March 31, 2023 and December 31, 2022. The interest income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $986 for the three months ended March 31, 2023 and there was no changes in the fair value of the interest rate swap in interest expense for the three month ended March 31 2022.

The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income

(loss). Those amounts are reclassified into interest expense in the same period during which the hedged transactions impact earnings.

The notional amounts and fair values, locations of derivative instruments in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

Interest rate swap derivative designated as cash flow hedging instruments:	March 31, 2023	December 31, 2022

	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$4,261	$4,638
Other long-term assets	$1,835	$3,736

The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $4,272.

(i)	Revenue Recognition

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

Software Licenses Revenues

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

Software as a Service (SaaS) Revenues

SaaS revenues consist of subscription fees for access to, and related support for, the Company’s cloud-based solutions. The Company typically invoices subscription fees in advance in annual installments.  The invoice is initially deferred and revenue is recognized ratably over the life of the contract. The Company’s software contracts do not typically include, variable consideration, or options for future purchases that would not be similar to the original goods.

Software Service Revenues

Maintenance services agreements on perpetual software consist of fees for providing software updates and for providing technical support for software products for a specified term. Revenue allocated to maintenance services is recognized ratably over the contract term beginning on the delivery date of each offering. Maintenance contracts generally have a term of one year. While the transfer of control of the software training and implementation performance obligations are over time, the services are typically started and completed within a few days. Due to the quick nature of the performance obligation from start to finish and the insignificant amounts, the Company recognizes any software training or implementation revenue at the completion of the service. Any unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

Consulting Service Revenues

The Company’s primary professional services offering includes consulting services, which may be either strategic consulting services, reporting and analysis services, regulatory writing services, or any combination of the three. The Company’s professional services contracts are either time-and-materials or fixed fee. Service revenues are generally recognized over time as the services are performed. Generally, these services are delivered to customers electronically. Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred. Revenues for fixed-price services are generally recognized over time by applying input methods to estimate progress to completion. Accordingly, the number of resources being paid for and the varying lengths of time they are being paid for determine the measure of progress.

Arrangements with Multiple Performance Obligations

For contracts with multiple performance obligations, such as a software license plus software training, implementation, and/or maintenance/support, or in contracts where there are multiple software licenses, the Company determines if the products or services are distinct and allocates the consideration to each distinct performance obligation on a relative standalone selling price basis.  The delivery of a particular type of software and each of the user licenses would be one performance obligation. Additionally, any training, implementation, or support and maintenance promises sold as part of the software license agreement would be considered separate performance obligations, as those promises are distinct and separately identifiable from the software licenses. The payment terms in these arrangements are less than one year such that there is no significant financing component.

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

Contract assets relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts (i.e., unbilled revenue, a component of accounts receivable in the condensed consolidated balance sheets). Contract assets are billed and transferred to customer accounts receivable when the rights become unconditional. The Company typically invoices customers for term licenses, subscriptions, maintenance and support fees in advance with payment due before the start of the subscription term, ranging from one to three years. The Company records the amounts collected in advance of the satisfaction of performance obligations, usually over time, as a contract liability or deferred revenue. Invoiced amounts for non-cancelable services starting in future periods are included in contract assets and deferred revenue. The portion of deferred revenue that will be recognized within 12 months is recorded as current deferred revenue, and the remaining portion is recorded as deferred revenue in the condensed consolidated balance sheets.

Contract balances at March 31, 2023 and December 31, 2022 were as follows:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Contract assets	$12,979	$11,309
Contract liabilities	54,434	55,024

During the first quarter of 2023, the Company recognized revenue of $24,488 related to contract liabilities at December 31, 2022.

The unsatisfied performance obligations as of March 31, 2023, were approximately $130,237. We expect to recognize approximately $114,658 or 88.0% of this revenue over the next 12 months and the remainder thereafter.

Deferred Contract Acquisition Costs

Under ASC Topic 606, sales commissions paid to the sales force and the related employer payroll taxes, collectively deferred contract acquisition costs, are considered incremental and recoverable costs of obtaining a contract with a customer.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. The costs capitalized are primarily sales commissions for our sales force personnel. Capitalized costs to obtain a contract are amortized on a straight-line basis over the expected period of benefit. Amortization of capitalized costs is included in sales and marketing expenses in our condensed consolidated statements of operations and comprehensive income (loss).

Capitalized contract acquisition costs were $814 and $981 as of March 31, 2023, and December 31, 2022, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Grant Revenue

The Company receives grant funding for certain specific projects from time to time. These grants specify the funds provided are to be used exclusively to satisfy the deliverables outlined in the grant agreements.  In these agreements, both involved parties receive and sacrifice approximately commensurate value so these are accounted for as exchange transactions and revenue is recognized according to ASC Topic 606. Grant funding is generally provided near contract inception, so a contract liability is initially recorded and revenue is recognized as the performance obligations are satisfied over time.

Sources and Timing of Revenue

The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022

	(In thousands)
Software licenses transferred at a point in time	$14,498	$13,452
Software licenses transferred over time	18,507	15,741
Service revenues earned over time	57,296	52,358
Total	$90,301	$81,551

(j)	Earnings per Share

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

3.    Public Offerings and Other significant Shareholder Transactions

On December 11, 2020, the Company completed its initial public offering (“IPO”), pursuant to which the Company issued and sold 14,630,000 shares of common stock and certain selling stockholders, including former controlling shareholder, EQT AB (“EQT”), sold 18,783,250 shares of our common stock (representing the full exercise of the underwriters’ option to purchase additional shares), at a public offering price of $23.00 per share. The Company received net proceeds of $316,301, after deducting underwriters’ discounts and commissions. In addition, $4,408 of legal, accounting and other offering costs, net of the tax effect of $259, were incurred in connection with the sale of the Company's common stock in the IPO, were capitalized and offset against the proceeds received in the IPO.

The Company was party to a registration rights agreement with EQT and its affiliates, Arsenal Capital Partners (“Arsenal”), and certain other stockholders, dated December 8, 2020. That agreement was terminated following the sale of all of EQT’s 29,954,521 common shares in the Company to Arsenal on December 8, 2022 (the “Arsenal Transaction”). Arsenal and the Company entered into a new registration rights agreement, dated November 3, 2022 (the “Registration Rights Agreement”), which contains provisions that entitle Arsenal to certain rights to have their securities registered by the Company under the Securities Act. While the Registration Rights Agreement is in effect, Arsenal is entitled to (i) four “demand” registrations, (ii) one underwritten offering in any consecutive 90-day period, and (iii) two underwritten offerings in any consecutive 360-day period, subject in each case to certain limitations. In addition, the Registration Rights Agreement provides that the Company will share certain expenses of Arsenal relating to such registrations and indemnify Arsenal against certain liabilities that may arise under the Securities Act.  In connection with the Arsenal Transaction, the Company also entered into a letter agreement, effective December 8, 2022, with Arsenal providing that, subject to certain exceptions, Arsenal is prohibited from transferring the shares from EQT until December 8, 2024. Also in connection with the Arsenal Transaction, the Company entered into a stockholders agreement with Arsenal, effective December 8, 2022, which, among other things, grants certain conditional rights to Arsenal to nominate up to two directors to our Board.

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

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At March 31, 2023 and December 31, 2022, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.

As of March 31, 2023 and December 31, 2022, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customers accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2023 and 2022.

5.   Business Combinations

Acquisitions have been accounted for by using the acquisition method of accounting pursuant to FASB ASC 805, “Business Combinations.” Amounts allocated to the purchased assets and liabilities assumed are based upon the total purchase price and the estimated fair values of such assets and liabilities on the effective date of the purchase as determined by an independent third party. The results of operations have been included in the Company’s results of operations prospectively from the date of acquisition.

Since its inception, and as of March 31, 2023, the Company has completed 17 acquisitions, of which 12 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2022 are provided below.

Integrated Nonclinical Development Solutions, Inc.

On January 3, 2022, the Company completed the acquisition of Integrated Nonclinical Development Solutions, Inc. (“INDS”), a company that provides the SEND Explorer software and drug development consulting for a total consideration of $8,048. The business combination was not significant to the Company’s condensed consolidated financial statements. Based on the Company’s purchase price allocation, approximately $2,380, $1,040, $100, and $2,910 of the purchase price were assigned to customer relationships, developed technology, non-compete agreements, and goodwill, respectively.

Vyasa Analytics, LLC

On December 28, 2022, the Company completed the acquisition of Vyasa Analytics, LLC (“Vyasa”), a company that provides an AI powered, scalable deep learning software and analytics platform for organizations within healthcare and life sciences for a total estimated consideration of $29,276. The business combination was not significant to the Company’s condensed consolidated financial statements.

Based on the Company’s purchase price allocation, approximately $11,400, $1,500, $120, $80 and $16,589 of the purchase price were assigned to developed technology, customer relationships, trademarks, non-compete agreements and goodwill, respectively.

The total estimated consideration includes a portion of contingent consideration that is payable over the next three years in a combination of 70% cash and 30% common stock of the Company. Future payments of contingent consideration are based on achieving certain eligible revenue thresholds for each of the twelve-month periods ended at December 31, 2023, 2024, and 2025. Potential payments range from $0 to $60,000 over the three-years period. The fair value of the contingent consideration was estimated to be $19,813 as of the acquisition date.

The contingent consideration was classified as a liability and included in other long term liabilities on the Company’s condensed consolidated balance sheet, which is remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss). At March 31, 2023, contingent consideration was remeasured to $21,074, resulting in a fair value adjustment of $1,261 and recorded in general and administrative (“G&A”) on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

The condensed consolidated financial statements include the operating results of each acquisition from the date of acquisition.

6.	Prepaid Expenses and Other Current Assets and Other Long-Term Assets

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Prepaid expenses	$8,472	$8,389
Income tax receivable	1,589	2,014
Research and development tax credit receivable	3,410	4,207
Current portion of interest rate swap asset	4,261	4,638
Other current assets	880	732
Prepaid expenses and other current assets	$18,612	$19,980

Other long-term assets consisted of the following:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Long-term deposits	$1,189	$1,150
Interest rate swap asset - long-term	1,835	3,736
Deferred financing cost	659	729
Total other long-term assets	$3,683	$5,615

7.	Long-Term Debt and Revolving Line of Credit

The Company has been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility. The agreement was modified several times. The Company and the lenders modified the Credit Agreement on June 17, 2021, which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000).  The term loan under this amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement  is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contain various financial and nonfinancial covenants.

As of March 31, 2023 and December 31, 2022, available borrowings under the revolving lines of credit were $100,000. Available borrowings under the revolving lines of credit as of March 31, 2023 and December 31, 2022 were reduced by $120 and $120, respectively, of standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins are based on achieving certain levels of compliance with financial covenants.

The effective interest rate was 8.03% and 3.64% for the three months ended March 31, 2023 and 2022 for the term loan debt, respectively. As discussed previously, the Company has interest rate swap agreements to mitigate the interest rate risk.

Interest incurred on the Credit Agreement with respect to the term loan amounted to $5,974 and $2,737 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $69 and $130 at March 31, 2023 and December 31, 2022, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $63 and $63 for the three months ended March 31, 2023 and 2022, respectively. There was $1 and $66 of accrued interest payable on the revolving line of credit at March 31, 2023 and December 31, 2022, respectively.

Long-term debt consists of the following:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Term loans	$296,715	$297,470
Revolving line of credit	—	—
Less: debt issuance costs	(4,149)	(4,462)
Total	292,566	293,008
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$289,546	$289,988

The principal amount of long-term debt outstanding as of March 31, 2023 matures in the following years:

	Remainder of 2023	2024	2025	2026	TOTAL

	(In thousands)
Maturities	$2,265	$3,020	$3,020	$288,410	$296,715

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

Operating lease right-of-use (“ROU”) assets are included in other assets while finance lease ROU assets are included in property and equipment, net in the condensed consolidated balance sheets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. Current finance lease liabilities are included in other current liabilities in the condensed consolidated balance sheets. At March 31, 2023, the weighted average remaining lease terms were 3.77 years for operating leases, respectively; the weighted average discount rate was 3.43% for operating leases, respectively. For additional information on the Company's leases, see Note 14 to the condensed consolidated financial statements included the Company’s 2022 Annual Report.

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022:

		MARCH 31,	DECEMBER 31,
Lease Position	Balance Sheet Classification	2023	2022

		(In thousands)

Assets
Operating lease assets	Operating lease ROU assets	$13,405	$14,427
Finance lease assets	Property and equipment, net	—	24
Total lease assets		$13,405	$14,451

Liabilities
Current
Operating	Current operating lease liabilities	$4,808	$4,968
Finance	Other current liabilities	—	25

Noncurrent
Operating	Operating lease liabilities, net of current portion	9,244	10,133
Finance	Non-current finance lease liabilities	—	—
Total lease liabilities		$14,052	$15,126

The following table summarizes by year the maturities of our minimum lease payments as of March 31, 2023.

OPERATING
LEASES
(In thousands)
Remainder of 2023	$3,635
2024	4,124
2025	3,348
2026	2,125
2027	911
Thereafter	697
Total future lease payments	14,840
Less: imputed interest	(788)
Total	$14,052

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Accrued compensation	$23,642	$29,518
Legal and professional accruals	781	1,297
Interest payable	57	176
Income taxes payable	3,697	2,223
Accrued business acquisition liabilities	700	700
Other	1,131	1,489
Total accrued expenses	$30,008	$35,403

Other long-term liabilities consist of the following:

	MARCH 31,	DECEMBER 31,
	2023	2022

	(In thousands)
Uncertain tax position liability	$2,322	$2,308
Contingent consideration	21,074	19,813
Total other long-term liabilities	$23,396	$22,121

10.	Equity-Based Compensation

The Company’s equity-based compensation programs are intended to attract, retain and provide incentives for employees, officers and directors. The Company has the following stock-based compensation plans and programs.

Restricted Stock

The majority of the Company’s restricted stock awarded to its employees was originally issued in December 10, 2020 in exchange for the Class B Profits Interest Unit (the “Class B Units”) of EQT Avatar Parent, L.P, which was the former parent of the Company.

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

		WEIGHTED-
		AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Non-vested restricted stock as of December 31, 2022	1,402,813	$23.27
Granted	—	—
Vested	(209,360)	23.27
Forfeited	—	—
Cancelled	—	—
Non-vested restricted stock as of March 31, 2023	1,193,453	$23.27

The Company did not legally authorize or issue any restricted stock during the three-month period ended March 31, 2023. The shares of restricted stock that vested include 2,022 shares of common stock that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $655 and $2,120 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $2,640, which is expected to be recognized over a weighted-average period of 19.4 months.

Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $498 and $766 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $2,389, which is expected to be recognized over a weighted-average period of 24.3 months.

Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition was $292 for both three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $1,009, which is expected to be recognized over a weighted-average period of 13.6 months.

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

Restricted Stock Units (“RSU”)

RSUs represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested RSUs as of December 31, 2022	2,005,095	$24.71
Granted	—	—
Vested*	(608,179)	24.11
Forfeited	(17,196)	23.72
Non-vested RSUs as of March 31, 2023	1,379,720	$24.98

* The number of the RSUs vested includes 226,137 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Equity-based compensation expenses related to the RSUs were $4,798 and $3,388 for three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the total unrecognized equity-based compensation expense related to outstanding RSUs was $29,925, which is expected to be recognized over a weighted-average period of 20.4 months.

Performance Stock Units (“PSU”)

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

A summary of the Company’s PSU activity is as follows:

		WEIGHTED-
		AVERAGE
		GRANT DATE
	UNITS	FAIR VALUE
Non-vested PSUs as of December 31, 2022	654,308	$23.99
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested PSUs as of March 31, 2023	654,308	$23.99

Equity-based compensation expenses related to the PSUs were $2,287 and $947 for the three months ended March 31, 2023 and 2022, respectively.  At March 31, 2023, the total unrecognized equity-based compensation expense related to outstanding PSUs was $4,499, which is expected to be recognized over a weighted-average period of 14.3 months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2023	2022

	(In thousands)
Cost of revenues	$2,042	$1,723
Sales and marketing	381	660
Research and development	1,650	1,373
General and administrative	4,470	3,757
Total	$8,543	$7,513

11. Commitments and Contingencies

Contingent consideration

In connection with the 2022 Vyasa acquisition, the Company is required to pay additional consideration if the acquired business achieves certain eligible revenue thresholds for each of the twelve-month periods ended December 31, 2023, 2024, and 2025, respectively. The maximum contingent consideration to be earned is $60,000. The fair value of the contingent consideration was $21,074 and $19,813 at March 31, 2023 and December 31, 2022, respectively.

Legal proceedings

The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on the condensed consolidated financial statements as of March 31, 2023.

Assurance-type warranty

The Company includes an assurance commitment warranting that the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its applications software, warranty costs have historically been insignificant and expensed as incurred.

For information related to commitments for future minimum lease payments, please see Note 8 – Leases.

12.	Segment Data

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

The following table summarizes revenue by geographic area for the three months ended March 31, 2023 and 2022:

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022

	(In thousands)
Revenue(1):
Americas	$67,023	$59,784
EMEA	16,915	15,934
Asia Pacific	6,363	5,833
Total	$90,301	$81,551
(1)	Revenue is attributable to the countries based on the location of the customer.

13.	Income Taxes

The Company generally records its interim tax provision based upon a projection of the Company's estimated annual effective tax rate ("EAETR"). This EAETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company's global ETR for the three months ended March 31, 2023 and 2022 were 45% and 41%, respectively, including discrete tax items. The current year increase in the ETR was principally due to the combined effect of the increase in certain foreign income tax rates and adjustments to the valuation allowance.

14.	Earnings per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED MARCH 31,
	2023	2022

	(In thousands, except per share and share data)
Basic earnings per share
Net income available to common shareholders	$1,358	$2,210
Basic weighted-average common shares outstanding	158,177,025	155,936,953
Basic earnings per common share	$0.01	$0.01

Diluted earnings per share
Net income available to common shares	$1,358	$2,210
Basic weighted-average common shares outstanding	158,177,025	155,936,953
Dilutive potential common shares	1,550,387	3,223,368
Diluted weighted-average common shares outstanding	159,727,412	159,160,321
Diluted earnings per common share	$0.01	$0.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our 2022 Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the sections “Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report.

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

As a global leader in biosimulation based on 2022 revenue, we provide an integrated, end-to-end platform used by more than 2,300 clients including biopharmaceutical companies, regulatory agencies and academic institutions across 70 countries, including 39 of the top 40 biopharmaceutical companies by research and development spend in 2021. Since 2014, customers who use our biosimulation software and technology-driven services have received 90% of all new drug approvals by the FDA. Moreover, 20 global regulatory authorities license our biosimulation software to independently analyze, verify, and review regulatory submissions, including the FDA, Health Canada, Japan’s Pharmaceuticals and Medical Devices Agency, and UK’s Medicines and Healthcare Products Regulatory Agency.

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

A final hurdle to delivering medicines to patients is market access, defined as strategies, processes, and activities to ensure that therapies are available to patients at the right price. We believe that biosimulation and market access will continue to be increasingly intertwined as health systems and countries move toward outcomes-based pricing. We have expanded into market access solutions, which help our customers understand the real-world impact of therapies and dosing regimens earlier in the process and effectively communicate this to payors and health authorities. Our solutions are underpinned by artificial intelligence (machine learning) and SaaS-based value communication tools.

With continued innovation in and adoption of our biosimulation software, technology, and services, we believe more biopharmaceutical companies worldwide will leverage more of our end-to-end platform to reduce cost, accelerate speed to market, and ensure the safety and efficacy of medicines for all patients.

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

On December 8, 2022, Arsenal acquired an aggregate of 29,954,521 shares of our common stock from EQT at a price of $15.00 per share. In connection with this transaction, we entered into (i) a letter agreement, effective December 8, 2022, with Arsenal providing that, subject to certain exceptions, Arsenal is prohibited from transferring the acquired shares until December 8, 2024; (ii) a stockholders agreement with Arsenal, effective December 8, 2022, which, among other things, grants certain conditional rights to Arsenal to nominate up to two directors to our Board; and (iii) a Registration Rights Agreement, which contains provisions that entitle Arsenal to certain rights to have their securities registered by the Company under the Securities Act.

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

●	Bookings: Our new bookings represent the estimated annual contract value of a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.

●	Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.

The table below summarizes our quarterly bookings and renewal rate trends:

	2023	2022
	Q1	Q1

Bookings (in millions)	112.7	108.5
Renewal Rate	90%	92%

Investments in Growth

We have invested and intend to continue to invest in expanding the breadth and depth of our solutions, including through acquisitions and international expansion. We expect to continue to invest in (i) scientific talent to expand our ability to deliver solutions across the drug development spectrum; (ii) sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies; (iii) research and development to support existing solutions and innovate new technology; (iv) other operational and administrative functions to support our expected growth; and (v) complementary business. We expect that our headcount will increase over time and also expect our total operating expenses will continue to increase over time.

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

Macroeconomic challenges, including COVID-19

Uncertain macroeconomic conditions, including higher inflation, rising interest rates and instability in the financial system, geopolitical conflicts, and the residual effects of the COVID-19 pandemic, may pose challenges to our business. As of March 31, 2023, we believe there have been and will be short-term impacts on our business; for instance, the presence of these new variants has caused a slowdown in closing out clinical trials and delays in regulatory services projects. We believe that these are transitory impacts that we are well-equipped to manage going forward., but given the evolution of COVID-19 since its onset, including the proliferation of variants, we cannot predict the impact of future virus surges on our business and will continue to closely monitor the impact of COVID-19 on our business and our industry generally.

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

Adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share are non-GAAP measures and are presented for supplemental purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations and comprehensive income (loss) that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures and may calculate both differently than as presented, limiting the usefulness as a comparative measure.

The following table reconciles net income to adjusted EBITDA :

	THREE MONTHS ENDED MARCH 31,
	2023	2022

	(in thousands)
Net income(a)	$1,358	$2,210
Interest expense(a)	5,475	3,228
Interest income(a)	(1,354)	(11)
Provision for income taxes(a)	1,111	1,536
Depreciation and amortization expense(a)	411	482
Intangible asset amortization(a)	13,113	12,450
Currency (gain) loss(a)	894	(705)
Equity-based compensation expense(b)	8,543	7,513
Change in fair value of contingent consideration(d)	1,261	—
Acquisition-related expenses(e)	1,192	272
Integration expense(f)	102	—
Transaction-related expenses(g)	—	17
Loss on disposal of fixed assets(h)	4	5
Executive recruiting expense(i)	196	—
First-year Sarbanes-Oxley implementation costs(j)	—	653
Adjusted EBITDA	$32,306	$27,650

The following table reconciles net income to adjusted net income:

	THREE MONTHS ENDED MARCH 31,
	2023	2022

	(in thousands)
Net income (a)	$1,358	$2,210
Currency (gain) loss(a)	894	(705)
Equity-based compensation expense(b)	8,543	7,513
Amortization of acquisition-related intangible assets(c)	11,256	10,880
Change in fair value of contingent consideration(d)	1,261	—
Acquisition-related expenses(e)	1,192	272
Integration expense(f)	102	—
Transaction-related expenses(g)	—	17
Loss on disposal of fixed assets(h)	4	5
Executive recruiting expense(i)	196	—
First-year Sarbanes-Oxley implementation costs(j)	—	653
Income tax expense impact of adjustments(k)	(5,495)	(3,916)
Adjusted net income	$19,311	$16,929

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2023	2022

Diluted earnings per share(a)	$0.01	$0.01
Currency (gain) loss(a)	0.01	—
Equity-based compensation expense(b)	0.04	0.05
Amortization of acquisition-related intangible assets(c)	0.07	0.07
Change in fair value of contingent consideration(d)	0.01	—
Acquisition-related expenses(e)	0.01	—
Integration expense(f)	—	—
Transaction-related expenses(g)	—	—
Loss on disposal of fixed assets(h)	—	—
Executive recruiting expense(i)	—	—
First-year Sarbanes-Oxley implementation costs(j)	—	—
Income tax expense impact of adjustments(k)	(0.03)	(0.02)
Adjusted Diluted Earnings Per Share	$0.12	$0.11

Diluted weighted average common shares outstanding	158,177,025	155,936,953
Effect of potentially dilutive shares outstanding (l)	1,550,387	3,223,368
Diluted weighted average common shares outstanding	159,727,412	159,160,321
(a)	Represents amounts as determined under GAAP.
(b)	Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)	Represents amortization costs associated with acquired intangible assets in connection with business acquisitions.
(d)	Represents expense associated with remeasuring fair value of contingent consideration of business acquisition.
(e)	Represents costs associated with acquisitions and any retention bonuses pursuant to the acquisitions.
(f)	Represents integration costs related to post - acquisition integration activities.
(g)	Represents costs associated with our public offerings that are not capitalized.
(h)	Represents the gain/loss related to disposal of fixed assets.
(i)	Represents recruiting and relocation expenses related to hiring senior executives.
(j)	Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act, as well as implementation cost of adopting ASC 842.
(k)	Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(l)	Represents dilutive shares or potentially dilutive shares that were excluded from the Company's GAAP diluted weighted average common shares outstanding because the Company had a reported net loss and therefore including these shares would have been anti-dilutive.

Components of Results of Operations

Revenues

Our business generates revenue from the sales of software products and delivery of consulting services.

●	Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:

●	Software licenses: We recognize revenue for software license fees upfront, upon delivery of the software license.

●	Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid upfront that is not recognized in the current period is included in deferred revenue in our condensed consolidated balance sheet until earned.

●	Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.

●	Services. Our services business generates revenues primarily from technology-driven services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over time as services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.

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

Operating Expenses

●	Sales and Marketing. Sales and marketing expense consists primarily of employee-related expenses, equity-based compensation, sales commissions, brand development, advertising, travel-related expenses and industry conferences and events. We plan to continue to invest in sales and marketing to increase penetration of our existing client base and expand to new clients.

●	Research and Development. Research and development expense consist primarily of employee-related expenses, equity-based compensation, third-party consulting, allocated software costs and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.

●	General and Administrative. General and administrative expense consists of personnel-related expenses associated with our executive, legal, finance, human resources, information technology, and other administrative functions, including salaries, benefits, bonuses, and equity-based compensation. General and administrative expense also includes professional fees for external legal, accounting and other consulting services, allocated overhead costs, and other general operating expenses.

●	Intangible Asset Amortization. Intangible asset amortization consists primarily of amortization expense related to intangible assets recorded in connection with acquisitions and amortization of capitalized software development costs.

●	Depreciation and Amortization Expense. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of leasehold improvements.

Other Expenses

●	Interest Expense. Interest expense consists primarily of interest expense associated with the Credit Agreement, including amortization of debt issuance costs and discounts.

●	Net Other Income (Expense). Net other income (expense) consists of miscellaneous non-operating expenses primarily comprised of interest income and foreign exchange transaction gains and losses.

●	Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We expect income tax expense to increase over time as the Company continues to grow more profitable.

Acquisitions

Since our inception, and as of March 31, 2023, we have completed 17 acquisitions, of which 12 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2022 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.

Integrated Nonclinical Development Solutions, Inc.

On January 3, 2022, we completed the acquisition of INDS for a total consideration of $8.0 million, which qualified as a business combination. The business combination was not significant to our consolidated financial statements. Based on the purchase price allocation, approximately $2.4 million, $1.0 million, $0.1 million, and $2.9 million of the purchase price were assigned to customer relationships, developed technology, non-compete agreements, and goodwill, respectively.

Vyasa Analytics, LLC

On December 28, 2022, the Company completed the acquisition of Vyasa, a company that provides an AI powered, scalable deep learning software and analytics platform for organizations within healthcare and life sciences, higher education and state and local governments for total estimated consideration of $29.3 million. The business combination was not significant to the Company’s condensed consolidated financial statements.

Based on the Company’s purchase price allocation, approximately $11.4 million, $1.5 million, $0.1 million, $0.1 million and $16.6 million of the purchase price were assigned to developed technology, customer relationships, trademarks, non-compete agreements and goodwill, respectively.

The fair value of the contingent consideration was estimated to be $19.8 million as of the acquisition date. The contingent consideration was classified as a liability and included in other long-term liabilities on the Company’s condensed consolidated balance sheet, which is remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss). At March 31, 2023, the contingent consideration was remeasured to $21.1 million, resulting in $1.3 million adjustment to fair value.

For more information about our acquisitions, see Note 5. “Business Combinations” in the notes to the condensed consolidated financial statements.

Results of Operations

We have included the results of operations of acquired companies in our consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three months ended March 31, 2023 to the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Versus Three Months Ended March 31, 2022

The following table summarizes our unaudited statements of operations data for the three months ended March 31, 2023 and 2022:

Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	( in thousands)
Software	$33,005	$29,193	$3,812	13%
Services	57,296	52,358	4,938	9%
Total revenues	$90,301	$81,551	$8,750	11%

Revenues increased $8.8 million, or 11%, to $90.3 million for the three months ended March 31, 2023 as compared to the same period in 2022. The overall increase in revenues was primarily due to growth in our technology-driven services and software product offerings from client expansion and new customer acquisitions. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Software revenues increased $3.8 million, or 13%, to $33.0 million for the three months ended March 31, 2023, as compared to the same period in 2022. The overall growth is primarily attributable to client expansion and new customer acquisitions. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Services revenues increased $4.9 million, or 9%, to $57.3 million for the three months ended March 31, 2023, as compared to the same period in 2022. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by the negative impact on our revenue from fluctuation of the foreign currency exchange rates.

Cost of Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Cost of revenues	$34,856	$32,789	$2,067	6%

Cost of revenues increased by $2.1 million, or 6%, to $34.9 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to a $1.3 million increase in employee-related costs resulting from billable head count growth, a $0.3 million increase in stock-based compensation costs, a $0.3 million increase in intangible assets amortization, and a $0.3 million increase in travel expenses.

Sales and Marketing Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Sales and marketing	$8,002	$6,111	$1,891	31%
% of total revenues	9%	7%

Sales and marketing expenses increased by $1.9 million, or 31%, to $8.0 million for the three months ended March 31, 2023 as compared to the same period in 2022. Sales and marketing expenses increased primarily due to a $1.5 million increase in employee-related costs resulting from head count growth, and a $0.6 million increase in marketing and travel costs, partially offset by a $0.3 million decrease in stock-based compensation costs.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Research and development	$9,287	$7,548	$1,739	23%
% of total revenues	10%	9%

Research and development expenses increased by $1.7 million, or 23%, to $9.3 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in research and development expenses was primarily due to a $1.5 million increase in employee-related costs primarily resulting from head count growth and a $0.3 million increase in stock-based compensation cost.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
General and administrative	$19,772	$18,339	$1,433	8%
% of total revenues	22%	22%

General and administrative expenses increased by $1.4 million, or 8%, to $19.8 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $1.3 million increase related to change in fair value of contingent consideration, a $0.7 million increase in stock-based compensation cost, and a $0.4 million increase in professional and consulting expenses, partially offset by a $0.7 million decrease in first-year Sarbanes-Oxley implementation costs, and a $0.4 million decrease in insurance cost.

Intangible Asset Amortization

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Intangible asset amortization	$10,535	$10,149	$386	4%
% of total revenues	12%	12%

Intangible asset amortization expense increased by $0.4 million, or 4%, to $10.5 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in intangible asset amortization expense was primarily due to the increased amortization cost from capitalized software.

Depreciation and Amortization Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Depreciation and amortization	$411	$482	$(71)	(15)%
% of total revenues	0%	1%

Depreciation and amortization expense of $0.4 million was relatively flat for the three months ended March 31, 2023 as compared to the same period in 2022.

Interest Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Interest expense	$5,475	$3,228	$2,247	70%
% of total revenues	6%	4%

Interest expense increased by $2.2 million, or 70%, to $5.5 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in interest expense was primarily due to an increase in market interest rates reflected on our term loan floating rate debt. The increase in interest expense was partially offset by $1.0 million interest income from interest swap hedge activities.

Net other income

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Net other income	$(506)	$(841)	$335	(40)%
% of total revenues	(1)%	(1)%

Net other income decreased by $0.3 million to $0.5 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease in other income was primarily due to a $1.6 million decrease in remeasurement gains related to the fluctuation of foreign currency exchange rates, and partially offset by a $1.3 million increase in interest income primarily from cash investments.

Provision for Income Taxes

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	( in thousands)
Provision for income taxes	$1,111	$1,536	$(425)	28%
Effective income tax rate	45%	41%

Our income tax expense was $1.1 million, resulting in an effective income tax rate of 45% for the three months ended March  31, 2023 as compared to income tax expense of $1.5 million, or an effective income tax rate of 41%, for the same period in 2022. Our income tax expense for the three months ended March 31, 2023 and 2022 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.

Net Income

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Net income	$1,358	$2,210	$(852)	39%

Net income was $1.4 million, decreased $0.9 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily due to a $5.4 million increase in operating expenses, a $2.2 million increase in interest expense,  a $2.1 million increase in cost of revenues, and a $1.6 million currency remeasurement loss, partially offset by a $8.8 million increase in revenue and a $1.3 million increase in interest income and a $0.4 million decrease in tax expense.

Liquidity and Capital Resources

We have consistently generated positive cash flow from operations, providing $10.0 million and $9.8 million as a source of funds for the three months ended March 31, 2023 and 2022, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the three and twelve months periods ended at March 31, 2023 and December 31, 2022 and as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022

	(in thousands)
Net cash from operating activities(1)	$9,957	$92,543
Cash and cash equivalents(2)	$244,135	$236,586
Term loan credit facilities	$296,715	$297,470
Revolving line of credit(3)	$100,000	$100,000
(1)	Net cash for three months ended at March 31, 2023 and twelve months ended at December 31, 2022.
(2)	Cash balance as of March 31, 2023 and December 31, 2022 included $62.1 million and $56.4 million cash and cash equivalents, respectively, held outside of the United States.
(3)	Available borrowings under the revolving lines of credits as of March 31, 2023 and December 31, 2022 were reduced by $120 and $120 standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

Our material cash requirements from known contractual obligations are principal and interest payments of long-term debt. We also have future cash obligations of $14.8 million for lease contracts, which have remaining terms of one to six years.

The principal amount of long-term debt outstanding as of March 31, 2023 matures in the following years:

	Remainder of 2023	2024	2025	2026	TOTAL

	(In thousands)
Maturities	$2,265	$3,020	$3,020	$288,410	$296,715

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

Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” in our 2022 Annual Report.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	THREE MONTHS ENDED MARCH 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$9,957	$9,803
Net cash used in investing activities	(2,731)	(8,676)
Net cash used in financing activities	(850)	(1,520)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	1,174	(1,171)
Net increase in cash and cash equivalents, and restricted cash	$7,550	$(1,564)
Cash paid for interest	$5,196	$3,547
Cash paid for income taxes	$517	$2,769

Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first three months of 2023 was $10.0 million, compared to $9.8 million in the same period of 2022. The $0.2 million increase in cash from operating activities was primarily due to higher cash collected from accounts receivable and less cash utilized for other liabilities, partially offset by reduced cash inflow from deferred revenues and more cash used for paying down of accounts payable and expense accrued.

Investing Activities

Net cash used by investing activities in the first three months of 2023 was $2.7 million, a decrease of $5.9 million, compared to $8.7 million in the same period of 2022. The change in investing activities was primarily due to a $6.0 million decrease in cash payments in connection with business acquisitions.

Financing Activities

Net cash used by financing activities in the first three months of 2023 was $0.9 million, compared to $1.5 million cash used in the same period of 2022. The $0.7 million change in cash flow for financing activities was primarily due to  a decrease in cash payment on financing component of interest rate swap.

Indebtedness

We have been a party to a Credit Agreement since August 2017 that provided for a senior secured term loan and commitments under a revolving credit facility. The agreement was modified several times. The Company and the lenders modified the credit Credit agreement Agreement again on June 17, 2021, which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments under the Credit Agreement to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000). The term loan under the modified Amendment amendment Credit Agreement has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contain various financial and nonfinancial covenants.

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

As of March 31, 2023, we had $296.7 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of March 31, 2023, we were in compliance with the covenants of the Credit Agreement.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2023 from those disclosed in our 2022 Annual Report, except for payments made in the ordinary course of business.

Income Taxes

We recorded income tax expense of $1.1 million for the three months ended March 31, 2023 and income tax expense of $1.5 million for the three months ended March 31, 2022.

As of March 31, 2023, we had federal and state NOLs of approximately $1.8 million and $0.05 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.4 million and $0.1 million, respectively, to offset future income taxes, which expire between 2025 and 2042. We also had foreign tax credits of approximately $10.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $65.8 million which will start to expire in 2022, foreign research and development credits of $0.3 million that expire in 2029, and Canadian investment tax credits of approximately $3.5 million which expire between 2030 and 2040. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries level, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $25.7 million is recorded at December 31, 2022. As of March 31, 2023, the valuation allowance remained unchanged from December 31, 2022.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2022 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2022 Annual Report. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as previously disclosed in our 2021 Annual Report.

Item 1A. Risk Factors

Except as described below, there have been no significant changes to the risk factors previously disclosed in our 2022 Annual Report that we believe are material to our business, financial condition, results of operations, cash flows or growth prospects.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could impair our ability or our customers’ ability to access existing cash, cash equivalents and investments, which could negatively impact the timely payment to key vendors and others or timely receipt of accounts payable from customers.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although the Company did not hold cash deposits or securities at SVB if other banks and financial institutions with which we have banking relationships are placed into receivership or go bankrupt in the future, we may not be able to access our current cash, cash equivalents, and investments and we may lose some or all of them, to the extent that those funds are not insured or otherwise protected by the FDIC. We maintain substantially all of our cash and cash equivalents in accounts with U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. [In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.  Our] customers are [also] exposed to this same risk, and any delay in our customer's ability to access their cash and cash equivalents to make timely payments to us could have a materially negative impact on our operations and necessitate the need for additional capital sooner than anticipated. Any of these the foregoing could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following is the activities of equity security repurchases during the three months ended at March 31, 2023.

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
1/1/2023 to 1/31/2023	674	$16.07	0	$0
2/1/2023 to 2/01/2023	674	$19.4	0	$0
3/1/2023 to 3/31/2023	226,811	$23.78	0	$0
Total	228,159	$23.74	0
(a)	Shares purchased were due to shares delivered by employees to us for the payment of taxes resulting from issuance of common stock upon the vesting of restricted stock or RSUs relating to stock-based compensation plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.1*	Employment agreement, dated February 26, 2023 between Certara Inc. and John Gallagher
10.2*#	2022 Amended Restated Form of PSU Grant Award Agreement
10.3*#	Form of PSU Grant and Award Agreement (2023 grants)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+

This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*Management contract.

#

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

CERTARA, INC.

Date: May 8, 2023	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2023	By:	/s/ John Gallagher
	Name:	John Gallagher
	Title:	Chief Financial Officer (Principal Financial Officer)