Form 10-Q
period 2023-06-30
Certara, Inc.
filed 2023-08-09
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-39799
_________________________
Certara, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	82-2180925

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Overlook Center
Suite 101
Princeton, New Jersey 08540
(Address of Principal Executive Offices)
(609) 716-7900
(Registrant’s telephone number)
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 01, 2023, the registrant had 159,776,148 shares of common stock, par value $0.01 per share, outstanding.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•our ability to compete within our market;
•any deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery and development;
•our ability to retain key personnel or recruit additional qualified personnel;
•changes or delays in government regulation relating to the biopharmaceutical industry;
•increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
•trends in research and development (“R&D”) spending, the use of third parties by biopharmaceutical companies and a shift toward more R&D occurring at smaller biotechnology companies;
•our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
•our ability to sustain recent growth rates;
•any future acquisitions and our ability to successfully integrate such acquisitions;
•consolidation within the biopharmaceutical industry;
•reduction in the use of our products by academic institutions;
•pricing pressures due to increased customer utilization of our products;
•any delays or defects in our release of new or enhanced software or other biosimulation tools;
•failure of our existing customers to renew their software licenses or any delays or terminations of contracts or reductions in scope of work by our existing customers;
•our ability to accurately estimate costs associated with our fixed-fee contracts;
•risks related to our contracts with government customers, including the ability of third parties to challenge our receipt of such contracts;
•the accuracy of our addressable market estimates;
•the length and unpredictability of our software and service sales cycles;
•our ability to successfully operate a global business;
•our ability to comply with applicable anti-corruption, trade compliance and economic sanctions laws and regulations;
•our ability to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;
•the loss of more than one of our major customers;
•our future capital needs;
•adverse developments affecting the financial services industry may delay or prevent us or our customers’ ability to access cash, cash equivalents, or investments which could impact the timely payment to vendors and others or timely receipt of payment from customers;
•our ability to realize the anticipated revenue reflected in our bookings;
•any disruption in the operations of the third-party providers who host our software solutions or any limitations on their capacity or interference with our use;
•the occurrence of natural disasters and epidemic diseases, such as the COVID-19 pandemic, which may result in delays or cancellations of customer contracts or decreased utilization by our employees;

•our ability to reliably meet our data storage and management requirements, or the experience of any failures or interruptions in the delivery of our services over the internet;
•our ability to comply with the terms of any licenses governing our use of third-party open source software utilized in our software solutions;
•any unauthorized access to or use of customer or their proprietary or confidential data or other breach of our cybersecurity measures;
•our ability to comply with applicable privacy and cybersecurity laws;
•our ability to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights;
•any allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights;
•risks related to litigation against us;
•the adequacy of our insurance coverage and our ability to obtain adequate insurance coverage in the future;
•our ability to meet the obligations under our current or future indebtedness as they become due and have sufficient capital to operate our business and react to changes in the economy or industry;
•any limitations on our ability to pursue our business strategies due to restrictions under our current or future indebtedness or inability to comply with any restrictions under such indebtedness;
•any impairment of goodwill or other intangible assets;
•our ability to use our net operating loss (“NOLs”) and R&D tax credit carryforwards to offset future taxable income;
•the accuracy of our estimates and judgments relating to our critical accounting policies and any changes in financial reporting standards or interpretations;
•any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective; and
•the other factors described elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”), and in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements..
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	JUNE 30, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$245,190	$236,586
Accounts receivable, net of allowance for credit losses of $460 and $1,250, respectively	83,952	82,584
Restricted cash	3,020	3,102
Prepaid expenses and other current assets	20,882	19,980
Total current assets	353,044	342,252
Other assets:
Property and equipment, net	2,206	2,400
Operating lease right-of-use assets	12,326	14,427
Goodwill	721,853	717,743
Intangible assets, net of accumulated amortization of $244,974 and $217,705, respectively	473,805	486,782
Deferred income taxes	3,703	3,703
Other long-term assets	5,283	5,615
Total assets	$1,572,220	$1,572,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,789	$7,533
Accrued expenses	38,654	35,403
Current portion of deferred revenue	52,788	52,209
Current portion of long-term debt	3,020	3,020
Other current liabilities	4,645	4,993
Total current liabilities	102,896	103,158
Long-term liabilities:
Deferred revenue, net of current portion	2,056	2,815
Deferred income taxes	54,677	65,046
Operating lease liabilities, net of current portion	8,285	10,133
Long-term debt, net of current portion and debt discount	289,104	289,988
Other long-term liabilities	18,028	22,121
Total liabilities	475,046	493,261
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 160,171,493 and 159,676,150 shares issued as of June 30, 2023 and December 31, 2022, respectively; 159,777,284 and 159,525,943 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	1,601	1,596
Additional paid-in capital	1,162,317	1,150,168
Accumulated deficit	(54,809)	(60,873)
Accumulated other comprehensive loss	(3,173)	(8,230)
Treasury stock at cost, 394,209 and 150,207 shares at June 30, 2023 and December 31, 2022, respectively	(8,762)	(3,000)
Total stockholders’ equity	1,097,174	1,079,661
Total liabilities and stockholders’ equity	$1,572,220	$1,572,922
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2023	2022	2023	2022
Revenues	$90,450	$82,760	$180,751	$164,311
Cost of revenues	36,224	35,194	71,080	67,983
Operating expenses:
Sales and marketing	8,111	7,121	16,113	13,232
Research and development	7,888	7,741	17,175	15,289
General and administrative	14,245	17,778	34,017	36,117
Intangible asset amortization	10,582	10,355	21,117	20,504
Depreciation and amortization expense	361	422	772	904
Total operating expenses	41,187	43,417	89,194	86,046
Income from operations	13,039	4,149	20,477	10,282
Other income (expenses):
Interest expense	(5,668)	(3,879)	(11,143)	(7,107)
Net other income	1,010	2,521	1,516	3,362
Total other expenses	(4,658)	(1,358)	(9,627)	(3,745)
Income before income taxes	8,381	2,791	10,850	6,537
Provision for income taxes	3,675	3,380	4,786	4,916
Net income (loss)	4,706	(589)	6,064	1,621
Other comprehensive income (loss):
Foreign currency translation adjustment	1,815	(7,520)	4,416	(10,704)
Change in fair value from interest rate swap, net of tax of $762, $362, $174, $422, respectively	2,332	848	641	912
Total other comprehensive income (loss)	4,147	(6,672)	5,057	(9,792)
Comprehensive income (loss)	$8,853	$(7,261)	$11,121	$(8,171)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.00	$0.04	$0.01
Diluted	$0.03	$0.00	$0.04	$0.01
Weighted average common shares outstanding:
Basic	158,955,822	156,478,724	158,568,575	156,209,335
Diluted	159,906,972	156,478,724	159,817,688	159,293,362
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of March 31, 2022	159,660,048	$1,596	$1,127,334	$(73,394)	$(7,046)	(2,874)	$(85)	$1,048,405
Equity-based compensation awards			9,501			—	—	9,501
Common shares issued for employee share-based compensation awards	331,309	4	(4)			—	—	—
Restricted stock withheld for tax liability						(106,121)	(2,264)	(2,264)
Change in fair value from interest rate swap, net of tax					848	—	—	848
Net income				(589)		—	—	(589)
Foreign currency translation adjustment					(7,520)	—	—	(7,520)
Balance as of June 30, 2022	159,991,357	$1,600	$1,136,831	$(73,983)	$(13,718)	(108,995)	$(2,349)	$1,048,381

Balance as of December 31, 2021	159,660,048	$1,596	$1,119,821	$(75,604)	$(3,926)	(1,100)	$(38)	$1,041,849
Equity-based compensation awards	—	—	17,014	—	—	—	—	17,014
Common shares issued for employee share-based compensation awards	331,309	4	(4)	—	—	—		—
Restricted stock withheld for tax liability	—	—	—	—	—	(107,895)	(2,311)	(2,311)
Change in fair value from interest rate swap, net of tax	—	—	—	—	912	—	—	912
Net income	—	—	—	1,621	—	—		1,621
Foreign currency translation adjustment	—	—	—	—	(10,704)	—	—	(10,704)
Balance as of June 30, 2022	159,991,357	$1,600	$1,136,831	$(73,983)	$(13,718)	(108,995)	$(2,349)	$1,048,381
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of March 31, 2023	160,218,109	$1,601	$1,158,708	$(59,515)	$(7,320)	(378,366)	$(8,419)	$1,085,055
Equity-based compensation expense, net of forfeiture	—	—	3,610	—	—	—	—	3,610
Common shares issued for share-based compensation awards and shares withheld for tax	78,327	1	(2)	—	—	(15,843)	(343)	(344)
Restricted stock forfeiture*	(124,943)	(1)	1	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	2,332	—	—	2,332
Net income	—	—	—	4,706	—	—	—	4,706
Foreign currency translation adjustment, net of tax	—	—	—	—	1,815	—	—	1,815
Balance as of June 30, 2023	160,171,493	$1,601	$1,162,317	$(54,809)	$(3,173)	(394,209)	$(8,762)	$1,097,174

Balance as of December 31, 2022	159,676,150	$1,596	$1,150,168	$(60,873)	$(8,230)	$(150,207)	$(3,000)	$1,079,661
Equity-based compensation expense, net of forfeiture	—	—	12,153	—	—	—	—	12,153
Common shares issued for share-based compensation awards and shares withheld for tax	686,506	7	(6)	—	—	(244,002)	(5,762)	(5,761)
Restricted stock forfeiture*	(191,163)	(2)	2	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	641	—	—	641
Net income	—	—	—	6,064	—	—	—	6,064
Foreign currency translation adjustment, net of tax	—	—	—	—	4,416	—	—	4,416
Balance as of June 30, 2023	160,171,493	$1,601	$1,162,317	$(54,809)	$(3,173)	(394,209)	$(8,762)	$1,097,174
•Legal forfeiture 66,220 shares occurred in Q1 2023; and the accounting forfeiture occurred in Q3 2022.
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)	2023	2022
Cash flows from operating activities:
Net income	$6,064	$1,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	772	904
Amortization of intangible assets	26,286	25,161
Amortization of debt issuance costs	765	771
Provision for credit losses	(172)	217
Loss on retirement of assets	29	7
Equity-based compensation expense	12,153	17,014
Change in fair value of contingent considerations	2,559	—
Deferred income taxes	(10,237)	(5,607)
Changes in assets and liabilities
Accounts receivable	(272)	(5,706)
Prepaid expenses and other assets	494	4,586
Accounts payable and accrued expenses	(8,343)	(7,934)
Deferred revenue	(2,083)	3,186
Change in other liabilities	—	(1,158)
Net cash provided by operating activities	28,015	33,062
Cash flows from investing activities:
Capital expenditures	(588)	(859)
Capitalized development costs	(6,270)	(5,172)
Investment in intangible assets	(54)	—
Business acquisitions, net of cash acquired	(7,550)	(5,883)
Net cash used in investing activities	(14,462)	(11,914)
Cash flows from financing activities:
Payments on long-term debt and finance lease obligations	(1,535)	(1,654)
Payments on financing component of interest rate swap	—	(1,085)
Payment of taxes on shares withheld for employee taxes	(5,735)	(2,312)
Net cash used by financing activities	(7,270)	(5,051)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	2,239	(4,471)
Net increase in cash and cash equivalents, and restricted cash	8,522	11,626
Cash and cash equivalents, and restricted cash, at beginning of period	239,688	186,624
Cash and cash equivalents, and restricted cash, at end of period	$248,210	$198,250
Supplemental disclosures of cash flow information
Cash paid for interest	$8,255	$7,468
Cash paid for taxes	$9,034	$5,558
Supplemental schedule of non-cash investing and financing activities
Contingent liabilities established in connection with business acquisition	$790	$—
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

The Company has operations in the United States, Australia, Canada, China, France, Germany, India, Italy, Japan, Luxembourg, Netherlands, Philippines, Poland, Portugal, Spain, Switzerland, Egypt, and the United Kingdom.
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the related interim disclosures are unaudited.
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
(c)    Accounting Pronouncements Not Yet Adopted

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
(e)    Fair Value Measurements

The Company follows FASB ASC 820 10, “Fair Value Measurements” (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires certain disclosures about fair value measurements.

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

To estimate the fair value of the contingent consideration liability for Vyasa Analytics, LLC ("Vyasa"), management utilized a Monte Carlo simulation model to value the earn-outs based on the likelihood of reaching certain eligible revenue thresholds. To measure the fair value of the contingent consideration liability for the Drug Interaction Database ("DIDB"), management utilized present value discounted based on a multiple of eligible revenue over two separate measurement periods. Significant inputs used in the fair value measurement of contingent consideration is the amount and timing of the acquired entity’s eligible revenue over certain periods subsequent to the acquisition date. At the acquisition date, the fair value of the contingent consideration liabilities was $19,813 and $790 for the Vyasa acquisition and DIDB, respectively.

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2023:

	LEVEL 1	LEVEL2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$143,679	$—	$—	$143,679
Interest rate swap assets	—	9,190	—	9,190
Total assets	$143,679	$9,190	$—	$152,869

Liabilities
Contingent liabilities	$—	$—	$23,162	$23,162
Total liabilities	$—	$—	$23,162	$23,162

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2022:

	LEVEL 1	LEVEL2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$100,999	$—	$—	$100,999
Interest rate swap assets	—	8,374	—	8,374
Total assets	$100,999	$8,374	$—	$109,373

Liabilities
Contingent liabilities	$—	$—	$19,813	$19,813
Total liabilities	$—	$—	$19,813	$19,813

For the period ended June 30, 2023, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities are acquisition related contingent consideration liabilities.

The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

JUNE 30,
2023
(In thousands)
Beginning balance at December 31, 2022	$19,813
Additions	790
Payments	—
Change in fair value	2,559
Ending balance at June 30, 2023	$23,162

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
Restricted cash represents cash that is reserved for unexpended restricted grant funds and for a Company's credit card program. The restricted cash balance was $3,020 and $3,102 at June 30, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Cash and cash equivalents	$245,190	$236,586
Restricted cash, current	3,020	3,102
Total cash and cash equivalents and restricted cash	$248,210	$239,688

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

The Company estimates the expected credit losses for accounts receivables using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if the Company determines that the receivable is not collectible. Allowances for credit losses of $460 and $1,250 were provided in the accompanying condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, respectively.

Accounts receivable consists of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Trade receivables	$71,226	$72,238
Unbilled receivables	12,792	11,309
Other receivables	394	287
Allowances for credit losses	(460)	(1,250)
Accounts receivable, net	$83,952	$82,584

The following table presents the information regarding the allowance of accounts receivable:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Beginning balance	$1,250	$262
Provision for credit losses	(172)	1,009
Charge-offs, net of recoveries	(618)	(21)
Ending balance	$460	$1,250
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

The Company entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. At June 30, 2023, the Company and the counter party was in the process to amend the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. At June 30, 2023 and December 31, 2022, the interest swap had a fair value of $9,190 and $8,374, respectively; The fair value recognized in accumulated other comprehensive income was $9,190 and $8,374, respectively, at June 30, 2023 and December 31, 2022.

The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expense in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $1,276 and $2,262 for the three and six months ended June 30, 2023, respectively.

The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

Interest rate swap derivative designated as cash flow hedging instrument:	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$5,667	$4,638
Other long-term assets	$3,523	$3,736
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $5,699.
(i)    Revenue Recognition
In accordance with ASC Topic 606, “Revenue from Contracts with Customers”, the Company determines revenue recognition through the following steps:

i. Identification of the contract, or contracts, with a customer
ii. Identification of the performance obligations in the contract
iii. Determination of the transaction price
iv. Allocation of the transaction price to the performance obligations in the contract
v. Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company’s revenue consists of fees for perpetual and term licenses for its software products, post-contract customer support (referred to as maintenance), software as a service (“SaaS”), and professional services including training and other revenue. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

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

Contract balances at June 30, 2023 and December 31, 2022 were as follows:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Contract assets	$12,792	$11,309
Contract liabilities	54,844	55,024

During the six months ended at June 30, 2023, the Company recognized revenue of $38,087 related to contract liabilities at December 31, 2022.

The unsatisfied performance obligations as of June 30, 2023, were approximately $119,407. We expect to recognize approximately $102,781 or 86.1% of this revenue over the next 12 months and the remainder thereafter.
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

Capitalized contract acquisition costs were $749 and $981 as of June 30, 2023, and December 31, 2022, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
	(In thousands)
Software licenses transferred at a point in time	$14,553	$12,131	$29,051	$25,583
Software licenses transferred over time	19,170	16,593	37,677	32,334
Service revenues earned over time	56,727	54,036	114,023	106,394
Total	$90,450	$82,760	$180,751	$164,311
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
4.    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At June 30, 2023 and December 31, 2022, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business..
As of June 30, 2023 and December 31, 2022, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the six months ended June 30, 2023 and 2022.
5.    Acquisitions
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
Since its inception, and as of June 30, 2023, the Company has completed 18 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2022 are provided below.

Integrated Nonclinical Development Solutions, Inc.
On January 03, 2022, the Company completed the acquisition of Integrated Nonclinical Development Solutions, Inc. (“INDS”), a company that provides the SEND Explorer software and drug development consulting for a total consideration of $8,048. The business combination was not significant to the Company’s condensed consolidated financial statements. Based on the Company’s purchase price allocation, approximately $2,380, $1,040, $100, and $2,910 of the purchase price were assigned to customer relationships, developed technology, non-compete agreements, and goodwill, respectively.
Vyasa Analytics, LLC

On December 28, 2022, the Company completed the acquisition of Vyasa Analytics, LLC (“Vyasa”), a company that provides an artificial intelligence ("AI") powered, scalable deep learning software and analytics platform for organizations within healthcare and life sciences for a total estimated consideration of $29,276. The business combination was not significant to the Company’s condensed consolidated financial statements.

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

The contingent consideration was classified as a liability and included in other long term liabilities on the Company’s condensed consolidated balance sheet, which is remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss). At June 30, 2023, the contingent consideration was remeasured to $22,372, resulting in a fair value adjustment of $2,559 and recorded in general and administrative (“G&A”) on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Drug Interaction Solutions, University of Washington ("DIDB")
On June 20, 2023, the Company entered into an asset purchase agreement with the University of Washington and completed the acquisition of Drug Interaction Solutions, including the Drug Interaction Database and related products, from The University of Washington for a total estimated consideration of $8,340. The business combination was not significant to the Company’s condensed consolidated financial statements.
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2,000. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $790 as of the acquisition date.

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
Based on the Company’s preliminary purchase price allocation, approximately $330, $5,600, $360, and $2,316 of the purchase price were assigned to trademarks, database content/technology, customer relationships and goodwill, respectively.

The condensed consolidated financial statements include the operating results of each acquisition from the date of acquisition.

6.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Prepaid expenses	$8,983	$8,389
Income tax receivable	955	2,014
Research and development tax credit receivable	4,192	4,207
Current portion of interest rate swap asset	5,667	4,638
Other current assets	1,085	732
Prepaid expenses and other current assets	$20,882	$19,980
Other long-term assets consisted of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Long-term deposits	$1,170	$1,150
Interest rate swap asset - long-term	3,523	3,736
Deferred financing cost	590	729
Total other long-term assets	$5,283	$5,615
7.    Long-Term Debt and Revolving Line of Credit
The Company has been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility. The agreement was modified several times. The Company and the lenders modified the Credit Agreement on June 17, 2021, which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000). The term loan under this amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contains various financial and nonfinancial covenants.
As of June 30, 2023 and December 31, 2022, available borrowings under the revolving lines of credit were $100,000. Available borrowings under the revolving lines of credit as of June 30, 2023 and December 31, 2022 were reduced by $120 and $120, respectively, of standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.
Borrowings under the Credit Agreement were subject to a variable interest rate at LIBOR plus a margin. The applicable margins were based on achieving certain levels of compliance with financial covenants. Due to the cessation of LIBOR, the Company signed a LIBOR transition amendment on June 26 2023, agreeing to replace LIBOR with the Secured Overnight Funding Rate (“SOFR”). In order to make SOFR similar to LIBOR in terms of the overall interest rate being earned by the lenders under the Credit Agreement, a Credit Spread Adjustment (“CSA”) is added to the SOFR. The CSA varied depending on the selected interest period.
to adopt a new benchmark interest rate determined in accordance with the Credit Agreement dated June 17, 2021, in order to replace LIBOR, as LIBOR settings are no longer be provided.
The effective interest rate was 8.38% and 3.98% for the six months ended June 30, 2023 and 2022 for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.

Interest incurred on the Credit Agreement with respect to the term loan amounted to $6,465, $3,241, $12,439, and $5,978 for the three and six months ended June 30, 2023 and 2022, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $2,291 and $130 at June 30, 2023 and December 31, 2022, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $64 and $128 for both the three and six months ended June 30, 2023 and 2022, respectively. There was $1 and $66 accrued interest payable on the revolving line of credit at June 30, 2023 and December 31, 2022, respectively.
Long-term debt consists of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Term loans	$295,960	$297,470
Revolving line of credit	—	—
Less: debt issuance costs	(3,836)	(4,462)
Total	292,124	293,008
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$289,104	$289,988
The principal amount of long-term debt outstanding as of June 30, 2023 matures in the following years:

	Remainder of 2023	2024	2025	2026	TOTAL
	(In thousands)
Maturities	$1,510	$3,020	$3,020	$288,410	$295,960
The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2022, the Company was not required to make a mandatory prepayment on the term loan. For the Credit Agreement, the Company is required to make a quarterly principal payment of $755 on the term loan each quarter starting September 30, 2021.
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
Operating lease right-of-use (“ROU”) assets are included in other assets while finance lease ROU assets are included in property and equipment, net in the condensed consolidated balance sheets. With respect to operating lease liabilities, current operating lease liabilities are included in other current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. Current finance lease liabilities are included in other current liabilities in the condensed consolidated balance sheets. At June 30, 2023, the weighted average remaining lease terms were 3.61 years for operating and finance leases, respectively; the weighted average discount rate was 3.41% for operating leases. For additional information on the Company's leases, see Note 14 to the condensed consolidated financial statements included in the Company’s 2022 Annual Report.

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022:

Lease Position	Balance Sheet Classification	JUNE 30, 2023	DECEMBER 31, 2022
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$12,326	$14,427
Finance lease assets	Property and equipment, net	—	24
Total lease assets		$12,326	$14,451

Liabilities
Current
Operating	Other current liabilities	$4,645	$4,968
Finance	Other current liabilities	—	25

Noncurrent
Operating	Operating lease liabilities, net of current portion	8,285	10,133
Total lease liabilities		$12,930	$15,126
The following table summarizes by year the maturities of our minimum lease payments as of June 30, 2023.

OPERATING LEASES
(In thousands)
Remainder of 2023	$2,820
2024	4,118
2025	3,338
2026	2,133
2027	920
Thereafter	706
Total future lease payments	14,035
Less: imputed interest	(1,105)
Total	$12,930

9.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Accrued compensation	$19,239	$29,518
Legal and professional accruals	1,150	1,297
Interest payable	2,276	176
Income taxes payable	6,537	2,223
Short-term contingent liabilities	7,479	—
Accrued business acquisition liabilities	700	700
Other	1,273	1,489
Total accrued expenses	$38,654	$35,403

Other long-term liabilities consist of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	(In thousands)
Uncertain tax position liability	$2,345	$2,308
Contingent consideration	15,683	19,813
Total other long-term liabilities	$18,028	$22,121

10.    Equity-Based Compensation

The Company’s equity-based compensation programs are intended to attract, retain and provide incentives for employees, officers and directors. The Company has the following stock-based compensation plans and programs.
Restricted Stock
The majority of the Company’s restricted stock awarded to its employees was originally issued on December 10, 2020 in exchange for the Class B Profits Interest Unit (the “Class B Units”) of EQT, which was the former parent of the Company.
Share-based compensation for the restricted stock exchanged for the time-based Class B Units is recognized on a straight-line basis over the requisite service period of the award, which is generally five years. Share-based compensation for the restricted stock exchanged for the performance-based Class B Units is recognized using the accelerated attribution approach.
In 2021, the Company granted 87,127 replacement shares of restricted stock in connection with the Pinnacle acquisition under which equity-based awards are outstanding. The fair value of the restricted stock awarded was initially based on the fair value of our common stock on the date of grant, then adjusted for time restrictions due to unregistered shares and lack of marketability. Total grant date fair value was $2,762. The restricted stock issued in 2021 generally has a three-year vesting period except for one holder whose shares vest equally on a monthly basis for two years.

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2022	1,402,813	$23.27
Granted	—	—
Vested*	(412,544)	23.27
Forfeited	(124,943)	23.00
Non-vested restricted stock as of June 30, 2023	865,326	$23.31
___________________________________
•The number of the restricted stock vested includes 3,726 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses (income) related to the restricted stock exchanged for performance-based Class B Units were $(491) , $1,957, $164, and $4,077 for the three and six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $1,694, which is expected to be recognized over a weighted-average period of 17.4 months.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $312 and $766, $810, and $1,531 for the three and six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $1,694, which is expected to be recognized over a weighted-average period of 22.3 months.
Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition was $292, $292, $584, and $584 for the three and six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $717, which is expected to be recognized over a weighted-average period of 11.9 months.
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
Restricted Stock Units ("RSU")
RSUs represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2022	2,005,095	$24.71
Granted*	1,602,648	24.02
Vested**	(677,393)	23.80
Forfeited	(223,230)	23.40
Non-vested RSUs as of June 30, 2023	2,707,120	$24.63
___________________________________
*The majority shares granted during 2023 were issued on April 1, 2023 under the 2020 Incentive Plan.
**The number of the RSUs vested includes 240,276 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements. The vested shares included 9,324 shares vested but deferred in connection with our director deferral plan.
Equity-based compensation expenses related to the RSUs were $7,325, $5,838, $12,137, and $9,226 for three and six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the total unrecognized equity-based compensation expense related to outstanding RSUs was $56,259, which is expected to be recognized over a weighted-average period of 26.3 months.
Performance Stock Units ("PSU")
PSUs granted in April 2021, 2022, and 2023 were issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds for individual PSU plans including year over year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2023 also contains a market condition.
Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost.
A summary of the Company’s PSU activity for the period ended June 30, 2023 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2022	654,308	$23.99
Granted	467,264	27.31
Vested	(18,437)	24.83
Forfeited	(94,054)	25.71
Non-vested PSUs as of June 30, 2023	1,009,081	$25.35
Equity-based compensation expenses related to the PSUs were $(3,828), $648, $(1,542), and $1,595 for the three and six months ended at June 30, 2023 and 2022, respectively. At June 30, 2023, the total unrecognized equity-based compensation expense related to outstanding PSUs was $1,692, which is expected to be recognized over a weighted-average period of 12.2 months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenues	$3,088	$2,657	$5,130	$4,380
Sales and marketing	548	850	929	1,510
Research and development	1,220	1,785	2,870	3,158
General and administrative	(1,246)	4,209	3,224	7,966
Total	$3,610	$9,501	$12,153	$17,014

11.     Commitments and Contingencies

Contingent consideration

In connection with the Vyasa and DIDB acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. The maximum contingent considerations for Vyasa and DIDB to be earned are $60,000 and $2,000, respectively. The fair value of the contingent consideration was $23,162 and $19,813 at June 30, 2023 and December 31, 2022, respectively.

Legal proceedings

The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of June 30, 2023.

Assurance-type warranty

The Company includes an assurance commitment warranting that the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its application software, warranty costs have historically been insignificant and expensed as incurred.

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

The following table summarizes revenue by geographic area for the three and six months ended June 30, 2023 and 2022:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
	(In thousands)
Revenue(1):
Americas	$68,167	$62,633	$135,190	$122,417
EMEA	15,110	13,623	32,025	29,557
Asia Pacific	7,173	6,504	13,536	12,337
Total	$90,450	$82,760	$180,751	$164,311
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

13.    Income Taxes
The Company generally records its interim tax provision based upon a projection of the Company's estimated annual effective tax rate ("EAETR"). This EAETR is applied to the year-to-date consolidated pre-tax income to determine the interim provisions for income taxes before discrete items. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end due to changes in these factor.

The Company's global ETR for the three and six months ended June 30, 2023 and 2022 were 44%, 121%, 44%, and 75%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the relative mix of domestic and international earnings.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Basic earnings per share
Net income (loss) available to common shareholders	$4,706	$(589)	$6,064	$1,621
Basic weighted-average common shares outstanding	158,955,822	156,478,724	158,568,575	156,209,335
Basic earnings per common share	$0.03	$0.00	$0.04	$0.01

Diluted earnings per share
Net income (loss) available to common shares	$4,706	$(589)	$6,064	$1,621
Basic weighted-average common shares outstanding	158,955,822	156,478,724	158,568,575	156,209,335
Dilutive potential common shares	951,150	—	1,249,113	3,084,027
Diluted weighted-average common shares outstanding	159,906,972	156,478,724	159,817,688	159,293,362
Diluted earnings per common share	$0.03	$0.00	$0.04	$0.01

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
We build our biosimulation technology on first principles of biology, chemistry, and pharmacology with proprietary mathematical algorithms that model how medicines and diseases behave in the body. For over two decades, we have honed and validated our biosimulation technology with an abundance of data from scientific literature, lab research, and preclinical and clinical studies. Many of our solutions are underpinned by artificial intelligence (machine learning) and SaaS-based value communication tools. In turn, our customers use biosimulation to conduct virtual trials to answer critical questions, such as: What will be the human response to a drug based on preclinical data? How will other drugs interfere with this new drug? What is a safe and efficacious dose for children, the elderly, or patients with pre-existing conditions? Virtual trials may be used to optimize dosing on populations that are otherwise difficult to study for ethical or logistical reasons, such as infants, pregnant women, the elderly, and cancer patients.
Biosimulation results need to be incorporated into regulatory documents for compelling submissions. Accordingly, we provide regulatory science and market access solutions and integrate them with biosimulation so that our customers can navigate the complex and evolving regulatory landscape and maximize their chances of approval. Our differentiated regulatory services are powered by submissions management software and natural language processing for scalability and speed, allowing us to deliver more than 300 regulatory submissions over the past five years. Our team of regulatory professionals has extensive experience applying industry guidelines and global regulatory requirements.
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
•Bookings: Our new bookings represent the estimated annual contract value of a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year.
•Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.
The table below summarizes our quarterly bookings and renewal rate trends:

	2023		2022
	Q1	Q2	Q1	Q2
	(in millions)
Bookings	112.7	85.9	108.5	100.3
Renewal Rate	90%	93%	92%	92%
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
Competition
The market for our biosimulation products and related services for the biopharmaceutical industry is competitive and highly fragmented. In biosimulation software, we compete with other scientific software providers, technology companies, in-house development by biopharmaceutical companies, and certain open source solutions. In the technology-driven services market, we compete with specialized companies, in-house teams at biopharmaceutical companies, and academic and government institutions. In some standard biosimulation services, and in regulatory and market access, we also compete with contract research organizations, who may also offer more traditional methods of drug development and clinical trial design that are used in lieu of biosimulation. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, R&D, and other resources. Some of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on those specific markets. Some competing products are developed and made available at a lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development. Some clinical research organizations or technology companies may decide to enter into or expand their offerings in the biosimulation area, whether through acquisition or internal development. We also face competition from open source software initiatives, in which developers provide software and intellectual property free of charge, such as R and PK-Sim software. In addition, some of our customers spend significant internal resources in order to develop their own solutions.

Macroeconomic challenges

Uncertain macroeconomic conditions, including higher inflation, rising interest rates and instability in the financial system, geopolitical conflicts, and the residual effects of the COVID-19 pandemic, may pose challenges to our business. We believe that any impacts these conditions may have on our business would be transitory and that we are well-equipped to manage them going forward.
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
The following table reconciles net income (loss) to adjusted EBITDA:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)(a)	$4,706	$(589)	$6,064	$1,621
Interest expense(a)	5,668	3,879	11,143	7,107
Interest income(a)	(2,210)	(14)	(3,564)	(25)
Provision for income taxes(a)	3,675	3,380	4,786	4,916
Depreciation and amortization expense(a)	361	422	772	904
Intangible asset amortization(a)	13,173	12,711	26,286	25,161
Currency (gain) loss(a)	1,120	(2,558)	2,014	(3,263)
Equity-based compensation expense(b)	3,610	9,501	12,153	17,014
Change in fair value of contingent consideration(d)	1,298	—	2,559	—
Acquisition-related expenses(e)	692	806	1,884	1,078
Integration expense(f)	55	—	157	—
Transaction-related expenses(g)	—	111	—	128
Loss on disposal of fixed assets(h)	25	2	29	7
Executive recruiting expense(i)	200	—	396	—
First-year Sarbanes-Oxley implementation costs(j)	—	308	—	961
Adjusted EBITDA	$32,373	$27,959	$64,679	$55,609

The following table reconciles net income (loss) to adjusted net income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) (a)	$4,706	$(589)	$6,064	$1,621
Currency (gain) loss(a)	1,120	(2,558)	2,014	(3,263)
Equity-based compensation expense(b)	3,610	9,501	12,153	17,014
Amortization of acquisition-related intangible assets(c)	11,259	11,099	22,515	21,979
Change in fair value of contingent consideration(d)	1,298	—	2,559	—
Acquisition-related expenses(e)	692	806	1,884	1,078
Integration expense(f)	55	—	157	—
Transaction-related expenses(g)	—	111	—	128
Loss on disposal of fixed assets(h)	25	2	29	7
Executive recruiting expense(i)	200	—	396	—
First-year Sarbanes-Oxley implementation costs(j)	—	308	—	961
Income tax expense impact of adjustments(k)	(4,602)	(4,063)	(10,097)	(7,979)
Adjusted net income	$18,363	$14,617	$37,674	$31,546

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
	(in thousands except share and per share data)
Diluted earnings per share(a)	$0.03	$—	$0.04	$0.01
Currency (gain) loss(a)	0.01	(0.02)	0.01	(0.02)
Equity-based compensation expense(b)	0.02	0.06	0.08	0.11
Amortization of acquisition-related intangible assets(c)	0.07	0.06	0.14	0.13
Change in fair value of contingent consideration(d)	0.01	—	0.02	—
Acquisition-related expenses(e)	0.01	0.01	0.01	0.01
Integration expense(f)	—	—	—	—
Transaction-related expenses(g)	—	—	—	—
Loss on disposal of fixed assets(h)	—	—	—	—
Executive recruiting expense(i)	—	—	—	—
First-year Sarbanes-Oxley implementation costs(j)	—	0.01	—	0.01
Income tax expense impact of adjustments(k)	(0.03)	(0.03)	(0.06)	(0.05)
Adjusted diluted earnings per share	$0.12	$0.09	$0.24	$0.20

Basic weighted average common shares outstanding	158,955,822	156,478,724	158,568,575	156,209,335
Effect of potentially dilutive shares outstanding (l)	951,150	2,946,216	1,249,113	3,084,027
Adjusted diluted weighted average common shares outstanding	159,906,972	159,424,940	159,817,688	159,293,362
___________________________________
(a)Represents amounts as determined under GAAP.
(b)Represents expense related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)Represents amortization costs associated with acquired intangible assets in connection with business acquisitions.
(d)Represents expense associated with remeasuring fair value of contingent consideration of business acquisition.
(e)Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(f)Represents integration costs related to post - acquisition integration activities.
(g)Represents costs associated with our public offerings that are not capitalized.
(h)Represents the gain/loss related to disposal of fixed assets.
(i)Represents recruiting and relocation expenses related to hiring senior executives.
(j)Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act, as well as implementation cost of adopting ASC 842.
(k)Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(l)Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.

Components of Results of Operations
Revenues
Our business generates revenue from the sales of software products and delivery of consulting services.
•Software. Our software business generates revenues from software licenses, software subscriptions and software maintenance as follows:
•Software licenses: We recognize revenue for software license fees up front, upon delivery of the software license.
•Software subscription: Subscription revenue consists of subscription fees to provide our customers access to and related support for our cloud-based solutions. We recognize subscription fees ratably over the term of the subscription, usually one to three years. Any subscription revenue paid upfront that is not recognized in the current period is included in deferred revenue in our condensed consolidated balance sheet until earned.
•Software maintenance: Software maintenance revenue includes fees for providing updates and technical support for software offerings. Software maintenance revenue is recognized ratably over the contract term, usually one year.
•Services. Our services business generates revenues primarily from technology-driven services and professional services, which include software implementation services. Our service arrangements are time and materials, fixed fee, or prepaid. Revenues are recognized over the time services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.
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
Operating Expenses
•Sales and Marketing. Sales and marketing expense consists primarily of employee-related expenses, equity-based compensation, sales commissions, brand development, advertising, travel-related expenses and industry conferences and events. We plan to continue to invest in sales and marketing to increase penetration of our existing client base and expand to new clients.
•Research and Development. Research and development expense consist primarily of employee-related expenses, equity-based compensation, third-party consulting, allocated software costs and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.
•General and Administrative. General and administrative expense consists of personnel-related expenses associated with our executive, legal, finance, human resources, information technology, and other administrative functions, including salaries, benefits, bonuses, and equity-based compensation. General and administrative expense also includes professional fees for external legal, accounting and other consulting services, allocated overhead costs, and other general operating expenses.

•Intangible Asset Amortization. Intangible asset amortization consists primarily of amortization expense related to intangible assets recorded in connection with acquisitions and amortization of capitalized software development costs.
•Depreciation and Amortization Expense. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of leasehold improvements.
Other Expenses
•Interest Expense. Interest expense consists primarily of interest expense associated with the Credit Agreement, including amortization of debt issuance costs and discounts.
•Net Other Income (Expense). Net other income (expense) consists of miscellaneous non-operating expenses primarily comprised of interest income and foreign exchange transaction gains and losses.
•Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We expect income tax expense to increase over time as the Company continues to grow more profitable.

Acquisitions
Since our inception, and as of June 30, 2023, we have completed 18 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2022 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.
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
Vyasa Analytics, LLC
On December 28, 2022, the Company completed the acquisition of Vyasa, a company that provides an AI-powered, scalable deep learning software and analytics platform for organizations within healthcare and life sciences, higher education and state and local governments for total estimated consideration of $29.3 million. The business combination was not significant to the Company’s condensed consolidated financial statements.
Based on the Company’s purchase price allocation, approximately $11.4 million, $1.5 million, $0.1 million, $0.1 million and $16.6 million of the purchase price were assigned to developed technology, customer relationships, trademarks, non-compete agreements and goodwill, respectively.
The fair value of the contingent consideration was estimated to be $19.8 million as of the acquisition date. The contingent consideration was classified as a liability and included in accrued liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheet, which is remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss). At June 30, 2023, the contingent consideration was remeasured to $22.4 million, resulting in $2.6 million adjustment to fair value.
Drug Interaction Solutions, University of Washington ("DIDB")
On June 20, 2023, the Company entered into an asset purchase agreement with the University of Washington and completed the acquisition of Drug Interaction Solutions, including the Drug Interaction Database and related products, from the University of Washington for total estimated consideration of $8.3 million. The business combination was not significant to the Company’s condensed consolidated financial statements.
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2.0 million. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $0.8 million as of the acquisition date.
Based on the Company’s preliminary purchase price allocation, approximately $0.3 million, $5.6 million, $0.4 million, and $2.3 million of the purchase price were assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The current purchase price allocation is preliminary. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
For more information about our acquisitions, see Note 5. “Business Combinations” in the notes to the condensed consolidated financial statements.

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and six months ended June 30, 2023 to the three and six months ended at June 30, 2022.
Three Months Ended June 30, 2023 Versus Three Months Ended June 30, 2022
The following table summarizes our unaudited statements of operations data for the three months ended June 30, 2023 and 2022:
Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Software	$33,723	$28,724	$4,999	17%
Services	56,727	54,036	2,691	5%
Total revenues	$90,450	$82,760	$7,690	9%
Revenues increased $7.7 million, or 9%, to $90.5 million for the three months ended June 30, 2023 as compared to the same period in 2022. The overall increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong demand within existing customers, client expansions, and new customers. The increase was partially offset by a decline in regulatory revenue.
Software revenues increased $5.0 million, or 17%, to $33.7 million for the three months ended June 30, 2023 as compared to the same period in 2022, primarily driven by strong demand within existing customers, new product introductions, and expanding relationships with customers.
Services revenues increased $2.7 million, or 5% to $56.7 million for the three months ended June 30, 2023, as compared to the same period in 2022. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by a decline in Regulatory revenue.

Cost of Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Cost of revenues	$36,224	$35,194	$1,030	3%
Cost of revenues increased by $1.0 million, or 3%, to $36.2 million for the three months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily due to a $0.6 million increase in employee-related costs resulting from billable head count growth, a $0.4 million increase in stock-based compensation costs, a $0.2 million increase in intangible assets amortization, a $0.1 million increase in equipment, and a $0.1 million increase in travel expenses,partially offset by a $0.5 million decrease in professional and consulting costs.
Sales and Marketing Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Sales and marketing	$8,111	$7,121	$990	14%
% of total revenues	9%	9%
Sales and marketing expenses increased by $1.0 million, or 14%, to $8.1 million for the three months ended June 30, 2023 as compared to the same period in 2022. Sales and marketing expenses increased primarily due to a $0.9 million increase in employee-related costs primarily resulting from head count growth, a $0.2 million increase in marketing, and a $0.1 million increase in travel costs, partially offset by a $0.3 million decrease in stock-based compensation costs.
Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Research and development	$7,888	$7,741	$147	2%
% of total revenues	9%	9%
Research and development expenses increased by $0.1 million, or 2%, to $7.9 million for the three months ended June 30, 2023, as compared to the same period in 2022. The change in research and development expenses was primarily due to a $1.5 million increase in employee-related costs primarily resulting from head count growth, partially offset by a $0.8 million increase in capitalized cost in R&D and a $0.6 million decrease in stock-based compensation cost.
General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
General and administrative	$14,245	$17,778	$(3,533)	(20)%
% of total revenues	16%	21%
General and administrative expenses decreased by $3.5 million, or 20%, to $14.2 million for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to a $5.5 million decrease in stock-based compensation costs, a $0.3 million decrease in first-year Sarbanes-Oxley implementation costs, and a $0.3 million decrease in insurance expense, partially offset by a $1.3 million increase related to change in the fair value of contingent consideration, a $0.4 increase in equipment expenses, a $0.4 million increase in employee-related costs, a $0.2 increase in travel expenses, and a $0.2 million increase in executive recruiting expense.

Intangible Asset Amortization

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Intangible asset amortization	$10,582	$10,355	$227	2%
% of total revenues	12%	13%
Intangible asset amortization expense increased by $0.2 million, or 2%, to $10.6 million for the three months ended June 30, 2023, as compared to the same period in 2022. The increase in intangible asset amortization expense was primarily due to higher amortization expense from capitalized software.
Depreciation and Amortization Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Depreciation and amortization	$361	$422	$(61)	(14)%
% of total revenues	—%	1%
Depreciation and amortization expense of $0.4 million was relatively flat for the three months ended June 30, 2023, as compared to the same period in 2022.
Interest Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Interest expense	$5,668	$3,879	$1,789	46%
% of total revenues	6%	5%

Interest expense increased by $1.8 million, or 46%, to $5.7 million for the three months ended June 30, 20232 as compared to the same period in 2022. The increase in interest expense was primarily due to an increase in market interest rates reflected on our term loan floating rate debt. The increase in interest expense was partially offset by a $1.3 million gain from interest swap hedge activities.

Net other income

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net other income	$(1,010)	$(2,521)	$1,511	(60)%
% of total revenues	(1)%	(3)%
Net other income decreased by $1.5 million, to $1.0 million for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease in net other income was primarily due to a $3.7 million increase in remeasurement losses related to the fluctuation of foreign currency exchange rates. The decrease in net other income was partially offset by a $2.2 million increase in interest income primarily from cash investments.

Provision for Income Taxes

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Provision for income taxes	$3,675	$3,380	$295	9%
Effective income tax rate	44%	121%

Income tax expense was $3.7 million, resulting in an effective income tax rate of 44% for the three months ended June 30, 2023 as compared to an income tax expense of $3.4 million, or an effective income tax rate of 121%, for the same period in 2022. Our income tax expense for the three months ended June 30, 2023 and 2022 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Income (loss)

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net income (loss)	$4,706	$(589)	$5,295	899%
Net income was $4.7 million representing a $5.3 million increase in net income for the three months ended June 30, 2023 as compared to a net loss of $0.6 million in the same period of 2022. The increase in net income was primarily due to a $7.7 million increase in total revenue, a $2.2 million increase in interest income, and a $2.2 million decrease in operating expense, partially offset by a $3.7 million increase in remeasurement losses related to the fluctuation of foreign currency exchange rates, $1.8 million increase in interest expense, a $1.0 million increase in cost of revenue, and a $0.3 million increase in tax expense.

Six Months Ended June 30, 2023 Versus Six Months Ended June 30, 2022
The following table summarizes our unaudited statements of operations data for the six months ended June 30, 2023 and 2022:
Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Software	$66,728	$57,917	$8,811	15%
Services	114,023	106,394	7,629	7%
Total revenues	$180,751	$164,311	$16,440	10%

Revenues increased $16.4 million, or 10%, to $180.8 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong demand within existing customers, client expansions, and new customers. The increase was partially offset by the negative impact on our revenue from the fluctuation of the foreign currency exchange rates and a decline in Regulatory revenue.

Software revenues increased $8.8 million, or 15%, to $66.7 million for the six months ended June 30, 2023 as compared to the same period in 2022. The overall growth is primarily attributable to growth in strong demand within existing customers, new product introductions, and expanding relationships with customers. The increase was partially offset by the negative impact on our revenue from the fluctuation of the foreign currency exchange rates.

Services revenues increased $7.6 million, or 7%, to $114.0 million for the six months ended June 30, 2023 as compared to the same period in 2022. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by the negative impact on our revenue from the fluctuation of the foreign currency exchange rates and a decline in Regulatory revenue.
Cost of Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Cost of revenues	$71,080	$67,983	$3,097	5%
Cost of revenues increased by $3.1 million, or 5%, to $71.1 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily due to a $1.9 million increase in employee-related costs resulting from billable head count growth, a $0.7 million increase in stock-based compensation costs, a $0.5 million increase in intangible assets amortization, a $0.4 million increase in travel, and a $0.2 million increase in equipment, partially offset by a $0.6 million decrease in expenses of consulting and professional services and other miscellaneous operation expenses.
Sales and Marketing Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Sales and marketing	$16,113	$13,232	$2,881	22%
% of total revenues	9%	8%
Sales and marketing expenses increased by $2.9 million, or 22%, to $16.1 million for the six months ended June 30, 2023 as compared to the same period in 2022. Sales and marketing expenses increased primarily due to a $2.5 million increase in employee-related costs resulting from head count growth, a $0.5 million increase in travel, a $0.3 million increase in marketing, and a $0.1 million increase in consulting and professional services, partially offset by a $0.6 million decrease in stock-based compensation cost.
Research and Development Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Research and development	$17,175	$15,289	$1,886	12%
% of total revenues	10%	9%
Research and development expenses increased by $1.9 million, or 12%, to $17.2 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in research and development expenses was primarily due to a $3.0 million increase in employee-related costs primarily resulting from headcount growth, partially offset by a $0.9 million increase in capitalized cost in R&D, and a $0.3 million decrease in stock-based compensation cost.
General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
General and administrative	$34,017	$36,117	$(2,100)	(6)%
% of total revenues	19%	22%

General and administrative expenses decreased by $2.1 million, or 6%, to $34.0 million for the six months ended June 30, 2023, as compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to a $4.7 million decrease in stock-based compensation costs, a $1.0 million decrease in first-year Sarbanes-Oxley implementation costs, a $0.6 million decrease in insurance expense, a $0.4 decrease in AR the allowance provision, and a $0.3 million decrease in facility and lease related expenses, partially offset by a $2.6 million increase related to the change in fair value of contingent consideration, a $0.6 million increase in employee-related costs resulting from head count growth, a $0.6 million increase in professional services expense, a $0.5 million increase in equipment expenses, a $0.4 million increase in executive recruiting expense, and a $0.3 million increase in travel expenses.
Intangible Asset Amortization

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Intangible asset amortization	$21,117	$20,504	$613	3%
% of total revenues	12%	12%

Intangible asset amortization expense increased by $0.6 million, or 3%, to $21.1 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in intangible asset amortization expense is primarily due to increased amortization expenses from capitalized software.

Depreciation and Amortization Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Depreciation and amortization	$772	$904	$(132)	(15)%
% of total revenues	—%	1%
Depreciation and amortization expense decreased by $0.1 million, or 15%, to $0.8 million for the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to a decrease in depreciation and amortization from financing lease and furniture for the six months ended June 30, 2023 as compared to the same period in 2022.
Interest Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Interest expense	$11,143	$7,107	$4,036	57%
% of total revenues	6%	4%
Interest expense increased by $4.0 million, or 57%, to $11.1 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in interest expense was primarily due to an increase in market interest rates reflected on our term loan floating rate debt. The increase in interest expense was partially offset by a $2.3 million gain from interest swap hedge activities.

Net other income

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net other income	$(1,516)	$(3,362)	$1,846	(55)%
% of total revenues	(1)%	(2)%
Net other income decreased by $1.8 million to $1.5 million for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in net other income was primarily due to a $5.3 million increase in remeasurement losses related to the fluctuation of foreign currency exchange rates. The decrease in net other income was partially offset by a $3.5 million increase in interest income.
Provision for Income Taxes

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Provision for income taxes	$4,786	$4,916	$(130)	(3)%
Effective income tax rate	44%	75%

Income tax expense was $4.8 million, resulting in an effective income tax rate of 44% for the six months ended June 30, 2023 as compared to an income tax expense of $4.9 million, or an effective income tax rate of 75%, for the same period in 2022. Our income tax expense for the six months ended June 30, 2023 and 2022 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Income

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net income	$6,064	$1,621	$4,443	274%
Net income increased by a $4.4 million, or 274%, to $6.1 million for the six months ended June 30, 2023, as compared to a net income of $1.6 million in the same period of 2022. The $4.4 million increase in net income was primarily due to a $16.4 million increase in total revenue, a $3.5 million increase in interest income, partially offset by a $5.3 million increase in remeasurement losses related to the fluctuation of foreign currency exchange rates, a $4.0 million increase in interest expense, a $3.1 million increase in operating expenses, and a $3.1 million increase in cost of revenue,
Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $28.0 million and $33.1 million as a source of funds for the six months ended June 30, 2023 and 2022, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the six and twelve months periods ended at June 30, 2023 and December 31, 2022 and as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in thousands)
Net cash from operating activities(a)	28,015	92,543
Cash and cash equivalents(b)	245,190	236,586
Term loan credit facilities	295,960	297,470
Revolving line of credit (c)	100,000	100,000
___________________________________
(a)     Net cash from operating activities for six months ended at June 30, 2023 and twelve months ended at December 31, 2022.
(b)    Cash balance as of June 30, 2023 and December 31, 2022 included $66.3 million and $56.4 million cash and cash     equivalents, respectively, held outside of the United States.
(c)     Available borrowings under the revolving lines of credits as of June 30, 2023 and December 31, 2022 were reduced by $0.1 million and $0.1 million standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

Our material cash requirements from known contractual obligations are principal and interest payments of long-term debt. We also have future cash obligations of $14.0 million for lease contracts, which have remaining terms of one to six years.
The principal amount of long-term debt outstanding as of June 30, 2023 matures in the following years:

	Remainder of 2023	2024	2025	2026	TOTAL
Maturities	$1,510	$3,020	$3,020	$288,410	$295,960

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

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	SIX MONTHS ENDED JUNE 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$28,015	$33,062
Net cash used in investing activities	(14,462)	(11,914)
Net cash used in financing activities	(7,270)	(5,051)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	2,239	(4,471)
Net increase in cash and cash equivalents, and restricted cash	$8,522	$11,626
Cash paid for interest	$8,255	$7,468
Cash paid for income taxes	$9,034	$5,558
Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first six months of 2023 was $28.0 million, compared to $33.1 million in the same period of 2022. The $5.0 million decrease in cash from operating activities was primarily due to more cash being utilized to obtain prepaid and other assets, less cash received from deferred revenues, and lower cash based net income, partially offset by higher cash collected from accounts receivable.
Investing Activities
Net cash used by investing activities in the first six months of 2023 was $14.5 million, an increase of $2.5 million, compared to $11.9 million in the same period of 2022. The change in investing activities was primarily due to a $1.7 million increase in cash payments in connection with business acquisitions, and a $1.1 million increase in cash utilized in capitalized development costs, partially offset by a $0.3 million decrease in cash utilized in capital expenditures to support our growth.

Financing Activities
Net cash used by financing activities in the first six months of 2023 was $7.3 million, compared to $5.1 million cash used in the same period of 2022. The $2.2 million decrease in cash flow in financing activities was primarily due to a $3.4 million increase in cash payments in connection with share awards vested and withheld for payroll tax, partially offset by a $1.1 million decrease in cash payments on the financing component of the interest rate swap.
Indebtedness

We have been a party to a Credit Agreement since August 2017 that provided for a senior secured term loan and commitments under a revolving credit facility. The agreement has been modified several times. The Company and the lenders modified the Credit Agreement on June 17, 2021, which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments under the Credit Agreement to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000). The term loan under the modified Credit Agreement has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contains various financial and nonfinancial covenants.

Borrowings under the Credit Agreement were subject to a variable interest rate at LIBOR plus a margin. The applicable margins were based on achieving certain levels of compliance with financial covenants. We signed a LIBOR transition amendment in June 26, 2023, agreeing to adopt a new benchmark interest rate, SOFR, determined in accordance with the Credit Agreement, in order to replace LIBOR. In order to make SOFR similar to LIBOR in terms of the overall interest rate being earned by the lenders under the Credit Agreement, a Credit Spread Adjustment (“CSA”) is added to the SOFR. The CSA varied depending on the selected interest period.

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

As of June 30, 2023, we had $296.0 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of June 30, 2023, we were in compliance with the covenants of the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the six months ended June 30, 2023 from those disclosed in our 2022 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax expense of $4.8 million for the six months ended June 30, 2023 and income tax expense of $4.9 million for the six months ended June 30, 2022.
As of June 30, 2023, we had federal and state NOLs of approximately $1.8 million and $0.05 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.4 million and $0.1 million, respectively, to offset future income taxes, which expire between 2025 and 2042. We also had foreign tax credits of approximately $10.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $65.8 million which will start to expire in 2023, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.5 million which expire between 2030 and 2040. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $25.7 million is recorded at December 31, 2022. As of June 30, 2023, the valuation allowance remained unchanged from December 31, 2022.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2022 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended June 30, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2022 Annual Report. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
During the period ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2022 Annual Report.
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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although the Company did not hold cash deposits or securities at SVB if other banks and financial institutions with which we have banking relationships are placed into receivership or go bankrupt in the future, we may not be able to access our current cash, cash equivalents, and investments and we may lose some or all of them, to the extent that those funds are not insured or otherwise protected by the FDIC. We maintain substantially all of our cash and cash equivalents in accounts with U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Our customers are also exposed to this same risk, and any delay in our customer's ability to access their cash and cash equivalents to make timely payments to us could have a materially negative impact on our operations and necessitate the need for additional capital sooner than anticipated. Any of these the foregoing could have material adverse impacts on our liquidity and our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is the activities of equity security repurchases during the three months ended at June 30, 2023.

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
4/1/2023 to 4/30/2023	714	$24.19	—	$—
5/1/2023 to 5/31/2023	1,786	$23.98	—	$—
6/1/2023 to 6/30/2023	13,343	$21.39	—	$—
Total	15,843	$21.81	—	$—
___________________________________

(a) Shares purchased were due to shares delivered by employees to the Company for the payment of taxes resulting from issuance of common stock upon the vesting of restricted stock or RSUs relating to stock-based compensation plans.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None
Item 6. Exhibits
See Exhibit Index.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.1*	Certara - LIBOR Transition Amendment
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
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

CERTARA, INC.

Date: August 9, 2023	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ John Gallagher
	Name:	John Gallagher
	Title:	Chief Financial Officer (Principal Financial Officer)