Form 10-Q
period 2023-09-30
Certara, Inc.
filed 2023-11-08
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 01, 2023, the registrant had 159,844,780 shares of common stock, par value $0.01 per share, outstanding.

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

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our 2022 Annual Report and and subsequent SEC filings, which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report. Such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.

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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$272,312	$236,586
Accounts receivable, net of allowance for credit losses of $678 and $1,250, respectively	76,553	82,584
Restricted cash	—	3,102
Prepaid expenses and other current assets	20,912	19,980
Total current assets	369,777	342,252
Other assets:
Property and equipment, net	2,126	2,400
Operating lease right-of-use assets	9,727	14,427
Goodwill	673,159	717,743
Intangible assets, net of accumulated amortization of $257,714 and $217,705, respectively	463,112	486,782
Deferred income taxes	3,703	3,703
Other long-term assets	5,217	5,615
Total assets	$1,526,821	$1,572,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,256	$7,533
Accrued expenses	44,725	35,403
Current portion of deferred revenue	47,980	52,209
Current portion of long-term debt	3,020	3,020
Other current liabilities	4,446	4,993
Total current liabilities	105,427	103,158
Long-term liabilities:
Deferred revenue, net of current portion	1,237	2,815
Deferred income taxes	46,400	65,046
Operating lease liabilities, net of current portion	7,234	10,133
Long-term debt, net of current portion and debt discount	288,661	289,988
Other long-term liabilities	26,111	22,121
Total liabilities	475,070	493,261
Commitments and contingencies
Stockholders' equity:
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 160,279,919 and 159,676,150 shares issued as of September 30, 2023 and December 31, 2022, respectively; 159,848,766 and 159,525,943 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1,602	1,596
Additional paid-in capital	1,170,960	1,150,168
Accumulated deficit	(103,774)	(60,873)
Accumulated other comprehensive loss	(7,714)	(8,230)
Treasury stock at cost, 431,153 and 150,207 shares at September 30, 2023 and December 31, 2022, respectively	(9,323)	(3,000)
Total stockholders’ equity	1,051,751	1,079,661
Total liabilities and stockholders’ equity	$1,526,821	$1,572,922
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2023	2022	2023	2022
Revenues	$85,576	$84,700	$266,327	$249,011
Cost of revenues	35,876	32,812	106,956	100,795
Operating expenses:
Sales and marketing	7,238	6,376	23,351	19,608
Research and development	8,980	6,318	26,155	21,607
General and administrative	27,760	17,327	61,777	53,444
Intangible asset amortization	11,155	10,591	32,272	31,095
Depreciation and amortization expense	367	417	1,139	1,321
Goodwill impairment expense	46,984	—	46,984	—
Total operating expenses	102,484	41,029	191,678	127,075
Income (loss) from operations	(52,784)	10,859	(32,307)	21,141
Other income (expenses):
Interest expense	(5,903)	(5,221)	(17,046)	(12,328)
Net other income	5,078	2,855	6,594	6,217
Total other expenses	(825)	(2,366)	(10,452)	(6,111)
Income (loss) before income taxes	(53,609)	8,493	(42,759)	15,030
Provision (benefit) for income taxes	(4,644)	4,557	142	9,473
Net income (loss)	(48,965)	3,936	(42,901)	5,557
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,658)	(9,489)	(242)	(20,193)
Change in fair value from interest rate swap, net of tax of $37, $1,716, $211, $2,137, respectively	117	5,279	758	6,191
Total other comprehensive income (loss)	(4,541)	(4,210)	516	(14,002)
Comprehensive loss	$(53,506)	$(274)	$(42,385)	$(8,445)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.31)	$0.03	$(0.27)	$0.04
Diluted	$(0.31)	$0.02	$(0.27)	$0.03
Weighted average common shares outstanding:
Basic	159,165,206	157,140,166	158,769,638	156,523,022
Diluted	159,165,206	159,587,645	158,769,638	159,392,534
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2022	159,991,357	$1,600	$1,136,831	$(73,983)	$(13,718)	(108,995)	$(2,349)	$1,048,381
Equity-based compensation awards			6,804			—	—	6,804
Common shares issued for share-based compensation awards and shares withheld for tax	94,091	—	1			(31,549)	(515)	(514)
Restricted stock forfeiture	(163,634)	(1)	2	—	—	—	—	1
Change in fair value from interest rate swap, net of tax					5,279	—	—	5,279
Net income				3,936		—	—	3,936
Foreign currency translation adjustment					(9,489)	—	—	(9,489)
Balance as of September 30, 2022	159,921,814	$1,599	$1,143,638	$(70,047)	$(17,928)	(140,544)	$(2,864)	$1,054,398

Balance as of December 31, 2021	159,660,048	$1,596	$1,119,821	$(75,604)	$(3,926)	(1,100)	$(38)	$1,041,849
Equity-based compensation awards	—	—	23,818	—	—	—	—	23,818
Common shares issued for share-based compensation awards and shares withheld for tax	425,400	4	(3)	—	—	(139,444)	(2,826)	(2,825)
Restricted stock forfeiture	(163,634)	(1)	2					1
Change in fair value from interest rate swap, net of tax	—	—	—	—	6,191	—	—	6,191
Net income	—	—	—	5,557	—	—		5,557
Foreign currency translation adjustment	—	—	—	—	(20,193)	—	—	(20,193)
Balance as of September 30, 2022	159,921,814	$1,599	$1,143,638	$(70,047)	$(17,928)	(140,544)	$(2,864)	$1,054,398
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2023	160,171,493	$1,601	$1,162,317	$(54,809)	$(3,173)	(394,209)	$(8,762)	$1,097,174
Equity-based compensation expense, net of forfeiture	—	—	8,645	—	—	—	—	8,645
Common shares issued for share-based compensation awards and shares withheld for tax	119,101	1	(2)	—	—	(36,944)	(561)	(562)
Restricted stock forfeiture*	(10,675)	—	—	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	117	—	—	117
Net loss	—	—	—	(48,965)	—	—	—	(48,965)
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,658)	—	—	(4,658)
Balance as of September 30, 2023	160,279,919	$1,602	$1,170,960	$(103,774)	$(7,714)	(431,153)	$(9,323)	$1,051,751

Balance as of December 31, 2022	159,676,150	$1,596	$1,150,168	$(60,873)	$(8,230)	(150,207)	$(3,000)	$1,079,661
Equity-based compensation expense, net of forfeiture	—	—	20,798	—	—	—	—	20,798
Common shares issued for share-based compensation awards and shares withheld for tax	805,607	8	(8)	—	—	(280,946)	(6,323)	(6,323)
Restricted stock forfeiture*	(201,838)	(2)	2	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	758	—	—	758
Net loss	—	—	—	(42,901)	—	—	—	(42,901)
Foreign currency translation adjustment, net of tax	—	—	—	—	(242)	—	—	(242)
Balance as of September 30, 2023	160,279,919	$1,602	$1,170,960	$(103,774)	$(7,714)	(431,153)	$(9,323)	$1,051,751

•Legal forfeiture 66,220 shares occurred in Q1 2023; and the accounting forfeiture occurred in Q3 2022.
The accompanying notes are an integral part of the condensed consolidated financial statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(42,901)	$5,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,139	1,321
Amortization of intangible assets	40,099	38,007
Amortization of debt issuance costs	1,146	1,156
Provision for credit losses	52	468
Loss on retirement of assets	29	56
Equity-based compensation expense	20,798	23,818
Change in fair value of contingent considerations	11,316	—
Goodwill impairment	46,984	—
Lease abandonment expense	1,602	—
Deferred income taxes	(18,532)	(3,209)
Changes in assets and liabilities:
Accounts receivable	6,441	(7,895)
Prepaid expenses and other assets	85	4,209
Accounts payable and accrued expenses	(1,558)	(3,404)
Deferred revenue	(6,978)	(1,727)
Other liabilities	(293)	(1,299)
Net cash provided by operating activities	59,429	57,058
Cash flows from investing activities:
Capital expenditures	(899)	(1,249)
Capitalized development costs	(10,000)	(8,106)
Investment in intangible assets	(54)	—
Business acquisitions, net of cash acquired	(7,550)	(5,883)
Net cash used in investing activities	(18,503)	(15,238)
Cash flows from financing activities:
Payments on long-term debt and finance lease obligations	(2,290)	(2,483)
Payments on financing component of interest rate swap	—	(1,085)
Payment of taxes on shares withheld for employee taxes	(5,905)	(2,827)
Net cash used in financing activities	(8,195)	(6,395)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(107)	(8,266)
Net increase in cash and cash equivalents, and restricted cash	32,624	27,159
Cash and cash equivalents, and restricted cash, at beginning of period	239,688	186,624
Cash and cash equivalents, and restricted cash, at end of period	$272,312	$213,783
Supplemental disclosures of cash flow information
Cash paid for interest	$13,668	$12,310
Cash paid for taxes	$12,365	$7,784
Supplemental schedule of non-cash investing and financing activities
Contingent liabilities established in connection with business acquisition	$790	$—
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related interim disclosures are unaudited.

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

ASC 820 - 10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the most advantageous market for the asset or liability in an orderly transaction. Fair value measurement is based on a hierarchy of observable or unobservable inputs. The standard describes three levels of inputs that may be used to measure fair value.

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

To estimate the fair value of the contingent consideration liability for Vyasa Analytics, LLC ("Vyasa"), management utilized a Monte Carlo simulation model to value the earn-outs based on the likelihood of reaching certain eligible revenue thresholds. To measure the fair value of the contingent consideration liability for the Drug Interaction Database ("DIDB"), management initially utilized present value discounted based on a multiple of eligible revenue over two separate measurement periods. Significant inputs used in the fair value measurement of contingent consideration is the amount and timing of the acquired entity’s eligible revenue over certain periods subsequent to the acquisition date. At the acquisition date, the fair value of the contingent consideration liabilities was $19,813 and $790 for the Vyasa acquisition and DIDB, respectively.

The following table sets forth the assets and liabilities that were measured at fair value on a recurring basis by their levels in the fair value hierarchy at September 30, 2023:

	LEVEL 1	LEVEL2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$145,552	$—	$—	$145,552
Interest rate swap assets	—	9,344	—	9,344
Total assets	$145,552	$9,344	$—	$154,896

Liabilities
Contingent liabilities	$—	$—	$31,919	$31,919
Total liabilities	$—	$—	$31,919	$31,919

The following table sets forth the assets and liabilities that were measured at fair value on a recurring basis by their levels in the fair value hierarchy at December 31, 2022:

	LEVEL 1	LEVEL2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$100,999	$—	$—	$100,999
Interest rate swap assets	—	8,374	—	8,374
Total assets	$100,999	$8,374	$—	$109,373

Liabilities
Contingent liabilities	$—	$—	$19,813	$19,813
Total liabilities	$—	$—	$19,813	$19,813

For the period ended September 30, 2023, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities that were measured at fair value on a recurring basis are acquisition related contingent consideration liabilities.

The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

SEPTEMBER 30,
2023
(In thousands)
Beginning balance at December 31, 2022	$19,813
Additions	790
Payments	—
Change in fair value	11,316
Ending balance at September 30, 2023	$31,919

Non-Recurring Fair Value Measurements:

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments when events or circumstances indicate a significant adverse effect on the fair value of the asset. During the third quarter of 2023, the Company performed an interim goodwill impairment test for its Regulatory and Writing business reporting unit. It was determined that the fair value of the reporting unit was less than its carrying value, resulting in the recording of a $46,984 goodwill impairment charge and a corresponding reduction in the goodwill carrying amount for the reporting unit.

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
Restricted cash represents cash that is reserved for unexpended restricted grant funds and for a Company's credit card program. The restricted cash balance was $0 and $3,102 at September 30, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash and cash equivalents and restricted cash to the amounts presented in the condensed consolidated statements of cash flows:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Cash and cash equivalents	$272,312	$236,586
Restricted cash, current	—	3,102
Total cash and cash equivalents and restricted cash	$272,312	$239,688

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

The Company estimates the expected credit losses for accounts receivables using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if the Company determines that the receivable is not collectible. Allowances for credit losses of $678 and $1,250 were provided in the accompanying condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, respectively.

Accounts receivable consists of the following:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Trade receivables	$64,163	$72,238
Unbilled receivables	12,761	11,309
Other receivables	307	287
Allowances for credit losses	(678)	(1,250)
Accounts receivable, net	$76,553	$82,584

The following table presents the information regarding the allowance of accounts receivable:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Beginning balance	$1,250	$262
Provision for credit losses	52	1,009
Charge-offs, net of recoveries	(624)	(21)
Ending balance	$678	$1,250
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

The Company entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. During the quarter ended at September 30, 2023, the Company and the counter party amended the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. At September 30, 2023 and December 31, 2022, the interest swap had a fair value of $9,344 and $8,374, respectively. The fair value recognized in accumulated other comprehensive income was $9,344 and $8,374, respectively, at September 30, 2023 and December 31, 2022.

The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expense in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on this derivative instrument recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $1,489, $(355), $3,751, and $(700) for the three and nine months ended September 30, 2023 and 2022, respectively.

The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

Interest rate swap derivative designated as cash flow hedging instrument:	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$5,880	$4,638
Other long-term assets	$3,464	$3,736
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $5,888.

(i)    Goodwill

The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value.

During the third quarter of 2023, the Company performed interim goodwill impairment tests for Regulatory Writing reporting unit. The fair value of Regulatory Writing reporting unit was determined to be less than its carrying value, resulting in a goodwill impairment charge of $46,984 for the reporting unit. The fair value of that reporting unit was estimated using a combination of the discounted cash flow method and the guideline public company method. The decline in the fair value of the Regulatory Writing reporting unit was driven by revised revenue growth and profitability forecasts resulting from certain reductions in our financial planning assumptions. These reductions were primarily attributable to a decrease in demand from certain customer groups for the legacy reporting unit.
The changes in the carrying amount of goodwill for the period ended September 30, 2023 are as follows.

Balance as of December 31, 2022	$717,743
Goodwill acquired in connection with acquisition	2,306
Foreign currency translation	94
Impairment expense	(46,984)
Balance as of September 30, 2023	$673,159

(j)    Revenue Recognition
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

Contract balances at September 30, 2023 and December 31, 2022 were as follows:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Contract assets	$12,761	$11,309
Contract liabilities	49,217	55,024

During the nine months ended at September 30, 2023, the Company recognized revenue of $47,230 related to contract liabilities at December 31, 2022.

The unsatisfied performance obligations as of September 30, 2023, were approximately $118,704. We expect to recognize approximately $105,409 or 88.8% of this revenue over the next 12 months and the remainder thereafter.
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

Capitalized contract acquisition costs were $654 and $981 as of September 30, 2023, and December 31, 2022, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
	(In thousands)
Software licenses transferred at a point in time	$9,916	$10,851	$38,967	$36,434
Software licenses transferred over time	21,414	17,541	59,092	49,875
Service revenues earned over time	54,246	56,308	168,268	162,702
Total	$85,576	$84,700	$266,327	$249,011

(k)    Earnings per Share
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
4.    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At September 30, 2023 and December 31, 2022, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of September 30, 2023 and December 31, 2022, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the nine months ended September 30, 2023 and 2022.
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
Since its inception, and as of September 30, 2023, the Company has completed 18 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2022 are provided below.
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
Vyasa Analytics, LLC (“Vyasa”)

On December 28, 2022, the Company completed the acquisition of Vyasa, a company that provides an artificial intelligence ("AI") powered, scalable deep learning software and analytics platform for organizations within healthcare and life sciences for a total consideration of $29,276. The business combination was not significant to the Company’s condensed consolidated financial statements.

Based on the Company’s purchase price allocation, approximately $11,400, $1,500, $120, $80 and $16,589 of the purchase price were assigned to developed technology, customer relationships, trademarks, non-compete agreements and goodwill, respectively.

The total estimated consideration includes a portion of contingent consideration that is payable over the next three years in a combination of 70% cash and 30% common stock of the Company. Future payments of contingent consideration are based on achieving certain eligible revenue thresholds for each of the twelve-month periods ended at December 31, 2023, 2024, and 2025. Potential payments range from $0 to $60,000 over the three-year period. The fair value of the contingent consideration was estimated to be $19,813 as of the acquisition date.

The contingent consideration was classified as a liability and included in other long term liabilities on the Company’s condensed consolidated balance sheet, which is remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss). At September 30, 2023, the contingent consideration was remeasured to $31,512, resulting in a fair value adjustment of $11,699 and recorded in general and administrative (“G&A”) on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Drug Interaction Solutions, University of Washington ("DIDB")
On June 20, 2023, the Company entered into an asset purchase agreement with the University of Washington and completed the acquisition of DIDB, including the Drug Interaction Database and related products, from The University of Washington for a total estimated consideration of $8,340. The business combination was not significant to the Company’s condensed consolidated financial statements.
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2,000. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $790 as of the acquisition date. At September 30, 2023, the contingent consideration was remeasured to $407, resulting in a negative fair value adjustment of $383 and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

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

The condensed consolidated financial statements include the operating results of each acquisition from the date of acquisition.
6.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Prepaid expenses	$7,561	$8,389
Income tax receivable	1,810	2,014
Research and development tax credit receivable	4,836	4,207
Current portion of interest rate swap asset	5,880	4,638
Other current assets	825	732
Prepaid expenses and other current assets	$20,912	$19,980

Other long-term assets consisted of the following:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Long-term deposits	$1,233	$1,150
Interest rate swap asset - long-term	3,464	3,736
Deferred financing cost	520	729
Total other long-term assets	$5,217	$5,615
7.    Long-Term Debt and Revolving Line of Credit
The Company has been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility. The Company and the lenders most recently modified the Credit Agreement on June 17, 2021, which provides for, among other things, (i) the extension of the termination date applicable to the revolving credit commitments to August 2025, (ii) the extension of the maturity date applicable to the term loans under the Credit Agreement to August 2026, and (iii) an increase of approximately $80,000 in commitments available under the revolving line of credit (resulting in an aggregate amount of commitments of $100,000). The term loan under this amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contains various financial and nonfinancial covenants.
As of September 30, 2023 and December 31, 2022, available borrowings under the revolving lines of credit were $100,000. Available borrowings under the revolving lines of credit as of September 30, 2023 and December 31, 2022 were reduced by $120 and $120, respectively, of standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.
Borrowings under the Credit Agreement were subject to a variable interest rate at LIBOR plus a margin. The applicable margins were based on achieving certain levels of compliance with financial covenants. Due to the cessation of LIBOR, the Company signed a LIBOR transition amendment on June 26, 2023, agreeing to replace LIBOR with the Secured Overnight Funding Rate (“SOFR”). In order to make SOFR similar to LIBOR in terms of the overall interest rate being earned by the lenders under the Credit Agreement, a Credit Spread Adjustment (“CSA”) is added to the SOFR. The CSA varied depending on the selected interest period.
The effective interest rate was 8.67% and 4.60% for the nine months ended September 30, 2023 and 2022 for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $6,844, $4,366, $19,283, and $10,344 for the three and nine months ended September 30, 2023 and 2022, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $2,340 and $130 at September 30, 2023 and December 31, 2022, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $65, $65, $193, and $193 for both the three and nine months ended September 30, 2023 and 2022, respectively. There was $1 and $66 accrued interest payable on the revolving line of credit at September 30, 2023 and December 31, 2022, respectively.
Long-term debt consists of the following:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Term loans	$295,205	$297,470
Revolving line of credit	—	—
Less: debt issuance costs	(3,524)	(4,462)
Total	291,681	293,008
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$288,661	$289,988
The principal amount of long-term debt outstanding as of September 30, 2023 matures in the following years:

	Remainder of 2023	2024	2025	2026	TOTAL
	(In thousands)
Maturities	$755	$3,020	$3,020	$288,410	$295,205
The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2022, the Company was not required to make a mandatory prepayment on the term loan. For the Credit Agreement, the Company is required to make a quarterly principal payment of $755 on the term loan each quarter.
The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.
8.    Leases
The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms from one to six years. The Company also had finance leases until the first quarter of this year.
Operating lease right-of-use (“ROU”) assets are included in other assets while finance lease ROU assets are included in "property and equipment, net" in the condensed consolidated balance sheets. With respect to operating lease liabilities, current operating lease liabilities are included in other current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. Current finance lease liabilities are included in other current liabilities in the condensed consolidated balance sheets. At September 30, 2023, the weighted average remaining lease terms were 3.44 years for operating leases; the weighted average discount rate was 3.38% for operating leases. For additional information on the Company's leases, see Note 14 to the condensed consolidated financial statements included in the Company’s 2022 Annual Report.

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022:

Lease Position	Balance Sheet Classification	SEPTEMBER 30, 2023	DECEMBER 31, 2022
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$9,727	$14,427
Finance lease assets	Property and equipment, net	—	24
Total lease assets		$9,727	$14,451

Liabilities
Current
Operating	Other current liabilities	$4,446	$4,968
Finance	Other current liabilities	—	25

Noncurrent
Operating	Operating lease liabilities, net of current portion	7,234	10,133
Total lease liabilities		$11,680	$15,126
The following table summarizes by year the maturities of our minimum lease payments as of September 30, 2023.

OPERATING LEASES
(In thousands)
Remainder of 2023	$1,561
2024	4,075
2025	3,306
2026	2,115
2027	905
Thereafter	690
Total future lease payments	12,652
Less: imputed interest	(972)
Total	$11,680

Lease abandonment
In the third quarter of 2023, the Company recorded a lease abandonment expense of $1,602 and reduced its lease ROU assets for the same amount in connection with the evaluation of the Company's office space footprint. This expense is included within the general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss.

9.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Accrued compensation	$23,703	$29,518
Legal and professional accruals	1,657	1,297
Interest payable	2,308	176
Income taxes payable	7,669	2,223
Short-term contingent liabilities	8,169	—
Accrued business acquisition liabilities	—	700
Other	1,219	1,489
Total accrued expenses	$44,725	$35,403

Other long-term liabilities consist of the following:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(In thousands)
Uncertain tax position liability	$2,361	$2,308
Contingent consideration	23,750	19,813
Total other long-term liabilities	$26,111	$22,121
10.    Equity-Based Compensation

The Company’s equity-based compensation programs are intended to attract, retain and provide incentives for employees, officers and directors. The Company has the following equity-based compensation plans and programs.
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

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2022	1,402,813	$23.27
Granted	—	—
Vested*	(600,016)	23.28
Forfeited	(135,618)	23.00
Non-vested restricted stock as of September 30, 2023	667,179	$23.32
___________________________________
•The number of the restricted stock vested includes 5,430 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses (income) related to the restricted stock exchanged for performance-based Class B Units were $333, $(319), $497, and $3,758 for the three and nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $1,237, which is expected to be recognized over a weighted-average period of 16.2 months.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $252, $1,174, $1,062, and $2,705 for the three and nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $1,421, which is expected to be recognized over a weighted-average period of 19.7 months.
Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition was $292, $292, $877, and $877 for the three and nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $425, which is expected to be recognized over a weighted-average period of 12 months.
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

A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2022	2,005,095	$24.71
Granted*	1,626,102	23.93
Vested**	(796,494)	25.24
Forfeited	(304,923)	23.52
Non-vested RSUs as of September 30, 2023	2,529,780	$24.18
___________________________________
*The majority shares granted during 2023 were issued on April 1, 2023 under the 2020 Incentive Plan.
**The number of the RSUs vested includes 275,516 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements. The vested shares included 9,324 shares vested but deferred in connection with our director deferral plan.
Equity-based compensation expenses related to the RSUs were $7,260, $5,312, $19,397, and $14,538 for three and nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the total unrecognized equity-based compensation expense related to outstanding RSUs was $47,479, which is expected to be recognized over a weighted-average period of 23.9 months.
Performance Stock Units ("PSU")
PSUs granted in April 2021, 2022, and 2023 were issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds for individual PSU plans including year over year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2023 also contain a market condition.
Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost.
A summary of the Company’s PSU activity for the period ended September 30, 2023 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2022	654,308	$23.99
Granted	484,885	27.00
Vested	(18,437)	24.83
Forfeited	(94,054)	25.71
Non-vested PSUs as of September 30, 2023	1,026,702	$25.24

Equity-based compensation expenses (income) related to the PSUs were $506, $345, $(1,035), and $1,940 for the three and nine months ended at September 30, 2023 and 2022, respectively. At September 30, 2023, the total unrecognized equity-based compensation expense related to outstanding PSUs was $780, which is expected to be recognized over a weighted-average period of 9.8 months.

The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenues	$3,198	$2,454	$8,328	$6,834
Sales and marketing	343	160	1,272	1,670
Research and development	1,919	957	4,789	4,115
General and administrative	3,185	3,233	6,409	11,199
Total	$8,645	$6,804	$20,798	$23,818

11.     Commitments and Contingencies

Contingent consideration

In connection with the Vyasa and DIDB acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. The maximum contingent considerations for Vyasa and DIDB to be earned are $60,000 and $2,000, respectively. The fair value of the contingent consideration was $31,919 and $19,813 at September 30, 2023 and December 31, 2022, respectively.

Legal proceedings

The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of September 30, 2023.

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

The following table summarizes revenue by geographic area for the three and nine months ended September 30, 2023 and 2022:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
	(In thousands)
Revenue(1):
Americas	$64,634	$64,367	$199,824	$186,784
EMEA	14,721	13,276	46,746	42,833
Asia Pacific	6,221	7,057	19,757	19,394
Total	$85,576	$84,700	$266,327	$249,011
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

13.    Income Taxes

The Company generally records its interim tax provision based upon a projection of the Company's estimated annual effective tax rate ("EAETR"). This EAETR is applied to the year-to-date consolidated pre-tax income to determine the interim provisions for income taxes before discrete items. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, permanent differences adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company's global ETR for the three and nine months ended September 30, 2023 and 2022 were 9%, 54%, (0.3)%, and 63%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall decrease in pre-tax book income, the impact of non-deductible items, and the tax effect of certain discrete items.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share and Share Data)
Basic earnings per share
Net income (loss) available to common shareholders	$(48,965)	$3,936	$(42,901)	$5,557
Basic weighted-average common shares outstanding	159,165,206	157,140,166	158,769,638	156,523,022
Basic earnings per common share	$(0.31)	$0.03	$(0.27)	$0.04

Diluted earnings per share
Net income (loss) available to common shares	$(48,965)	$3,936	$(42,901)	$5,557
Basic weighted-average common shares outstanding	159,165,206	157,140,166	158,769,638	156,523,022
Dilutive potential common shares	—	2,447,479	—	2,869,512
Diluted weighted-average common shares outstanding	159,165,206	159,587,645	158,769,638	159,392,534
Diluted earnings per common share	$(0.31)	$0.02	$(0.27)	$0.03

15.    Subsequent Event

On October 10, 2023, the Company completed the acquisition of Formedix Limited ("Formedix"), a company that provides clinical metadata repository and clinical trial automation software. The total consideration for this acquisition is up to $39,000, comprising of $30,000 in cash, subject to customary post-closing adjustments, and a deferred purchase price of up to $9,000, contingent upon the acquired business achieving certain eligible revenue thresholds for specific periods. The Company will finalize the initial accounting for the acquisition of Formedix, including the allocation of the purchase consideration, in the fourth quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our 2022 Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the sections “Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report.
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
The table below summarizes our quarterly bookings and renewal rate trends:

	2023			2022
	Q1	Q2	Q3	Q1	Q2	Q3
	(in millions)
Bookings	$112.7	$85.9	$84.8	$108.5	$100.3	$79.8
Renewal Rate	90%	93%	86%	92%	92%	93%

Investments in Growth
We have invested and intend to continue to invest in expanding the breadth and depth of our solutions, including through acquisitions and international expansion. We expect to continue to invest in (i) scientific talent to expand our ability to deliver solutions across the drug development spectrum; (ii) sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies; (iii) research and development to support existing solutions and innovate new technology; (iv) other operational and administrative functions to support our expected growth; and (v) complementary business. We expect that our headcount and our total operating expenses will continue to increase over time.
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
Management measures operating performance based on adjusted EBITDA defined for a particular period as net income (loss) excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, intangible asset amortization, equity-based compensation expense, goodwill impairments, change in fair value of contingent consideration, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Management also measures operating performance based on adjusted net income defined for a particular period as net income (loss) excluding, equity-based compensation expense, amortization of acquisition-related intangible assets, goodwill impairments, change in fair value of contingent consideration, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Further, management measures operating performance based on adjusted diluted earnings per share defined for a particular period as adjusted net income divided by the weighted-average diluted common shares outstanding.
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

The following table reconciles net income (loss) to adjusted EBITDA:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)(a)	$(48,965)	$3,936	$(42,901)	$5,557
Interest expense(a)	5,903	5,221	17,046	12,328
Interest income(a)	(2,864)	(322)	(6,428)	(347)
(Benefit from) Provision for income taxes(a)	(4,644)	4,557	142	9,473
Depreciation and amortization expense(a)	367	417	1,139	1,321
Intangible asset amortization(a)	13,813	12,846	40,099	38,007
Currency (gain) loss(a)	(2,179)	(2,376)	(165)	(5,639)
Equity-based compensation expense(b)	8,645	6,804	20,798	23,818
Change in fair value of contingent consideration(d)	8,757	—	11,316	—
Goodwill impairment expense(e)	46,984	—	46,984	—
Acquisition-related expenses(f)	1,392	253	3,276	1,331
Integration expense(g)	33	—	190	—
Transaction-related expenses(h)	—	596	—	724
Severance expenses(i)	—	722	—	722
Reorganization expense(j)	1,602	—	1,602	—
Loss on disposal of fixed assets(k)	—	49	29	56
Executive recruiting expense(l)	—	—	396	—
First-year Sarbanes-Oxley implementation costs(m)	—	—	—	961
Adjusted EBITDA	$28,844	$32,703	$93,523	$88,312

The following table reconciles net income (loss) to adjusted net income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) (a)	$(48,965)	$3,936	$(42,901)	$5,557
Currency (gain) loss(a)	(2,179)	(2,376)	(165)	(5,639)
Equity-based compensation expense(b)	8,645	6,804	20,798	23,818
Amortization of acquisition-related intangible assets(c)	11,377	10,921	33,892	32,900
Change in fair value of contingent consideration(d)	8,757	—	11,316	—
Goodwill impairment expense(e)	46,984	—	46,984	—
Acquisition-related expenses(f)	1,392	253	3,276	1,331
Integration expense(g)	33	—	190	—
Transaction-related expenses(h)	—	596	—	724
Severance expenses(i)	—	722	—	722
Reorganization expense(j)	1,602	—	1,602	—
Loss on disposal of fixed assets(k)	—	49	29	56
Executive recruiting expense(l)	—	—	396	—
First-year Sarbanes-Oxley implementation costs(m)	—	—	—	961
Income tax expense impact of adjustments(n)	(10,572)	(4,257)	(20,669)	(12,236)
Adjusted net income	$17,074	$16,648	$54,748	$48,194

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
	(in thousands except share and per share data)
Diluted earnings per share(a)	$(0.31)	$0.02	$(0.27)	$0.03
Currency (gain) loss(a)	(0.01)	(0.01)	—	(0.04)
Equity-based compensation expense(b)	0.06	0.05	0.13	0.16
Amortization of acquisition-related intangible assets(c)	0.07	0.07	0.21	0.21
Change in fair value of contingent consideration(d)	0.05	—	0.07	—
Goodwill impairment expense(e)	0.30	—	0.30	—
Acquisition-related expenses(f)	0.01	—	0.02	0.01
Integration expense(g)	—	—	—	—
Transaction-related expenses(h)	—	—	—	—
Severance expenses(i)	—	—	—	—
Reorganization expense(j)	0.01	—	0.01	—
Loss on disposal of fixed assets(k)	—	—	—	—
Executive recruiting expense(l)	—	—	—	—
First-year Sarbanes-Oxley implementation costs(m)	—	—	—	0.01
Income tax expense impact of adjustments(n)	(0.07)	(0.03)	(0.13)	(0.08)
Adjusted diluted earnings per share	$0.11	$0.10	$0.34	$0.30

Basic weighted average common shares outstanding	159,165,206	157,140,166	158,769,638	156,523,022
Effect of potentially dilutive shares outstanding (o)	742,488	2,447,479	1,078,382	2,869,512
Adjusted diluted weighted average common shares outstanding	159,907,694	159,587,645	159,848,020	159,392,534
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
(e)Represents expense associated with goodwill impairment charge.
(f)Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(g)Represents integration costs related to post - acquisition integration activities.
(h)Represents costs associated with our public offerings that are not capitalized.
(i)Represents charges for severance provided to former executives.
(j)Represents expense related to reorganization, including legal entity reorganization and lease abandonment cost associated with the evaluation of our office space footprint.
(k)Represents the gain/loss related to disposal of fixed assets.
(l)Represents recruiting and relocation expenses related to hiring senior executives.

(m)Represents the first-year Sarbanes-Oxley costs for accounting and consulting fees related to the Company's preparation to comply with Section 404 of the Sarbanes-Oxley Act, as well as implementation cost of adopting ASC 842.
(n)Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(o)Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.
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

Acquisitions
Since our inception, and as of September 30, 2023, we have completed 18 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2022 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.
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
Vyasa Analytics, LLC
On December 28, 2022, the Company completed the acquisition of Vyasa, a company that provides an AI-powered, scalable deep learning software and analytics platform for organizations within healthcare and life sciences, higher education and state and local governments for total consideration of $29.3 million. The business combination was not significant to the Company’s condensed consolidated financial statements.
Based on the Company’s purchase price allocation, approximately $11.4 million, $1.5 million, $0.1 million, $0.1 million and $16.6 million of the purchase price were assigned to developed technology, customer relationships, trademarks, non-compete agreements and goodwill, respectively.
The fair value of the contingent consideration was estimated to be $19.8 million as of the acquisition date. The contingent consideration was classified as a liability and included in accrued liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheet, which is remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss). At September 30, 2023, the contingent consideration was remeasured to $31.5 million, resulting in $11.7 million adjustment to fair value.

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
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2.0 million. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $0.8 million as of the acquisition date. At September 30, 2023, the contingent consideration was remeasured to $0.4 million, resulting in a negative fair value adjustment of $0.4 million and recorded in general and administrative (“G&A”) on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
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
For more information about our acquisitions, see Note 5. “Acquisitions” in the notes to the condensed consolidated financial statements.

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and nine months ended September 30, 2023 to the three and nine months ended at September 30, 2022.
Three Months Ended September 30, 2023 Versus Three Months Ended September 30, 2022
The following table summarizes our unaudited statements of operations data for the three months ended September 30, 2023 and 2022:
Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Software	$31,331	$28,392	$2,939	10%
Services	54,245	56,308	(2,063)	(4)%
Total revenues	$85,576	$84,700	$876	1%
Revenues increased $0.9 million, or 1%, to $85.6 million for the three months ended September 30, 2023 as compared to the same period in 2022. The overall increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong demand within existing customers, new product introductions, and client expansions. The increase was partially offset by a decline in regulatory revenue.
Software revenues increased $2.9 million, or 10%, to $31.3 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily driven by strong demand within existing customers, new product introductions, and expanding relationships with customers.

Services revenues decreased $2.1 million, or 4% to $54.2 million for the three months ended September 30, 2023, as compared to the same period in 2022. The decrease in overall services revenue is primarily attributable to a decline in regulatory revenue.
Cost of Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Cost of revenues	$35,876	$32,812	$3,064	9%
Cost of revenues increased by $3.1 million, or 9%, to $35.9 million for the three months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily due to a $2.3 million increase in employee-related costs resulting from billable head count growth, a $0.7 million increase in stock-based compensation costs, a $0.4 million increase in intangible assets amortization, and a $0.1 million increase in travel and entertainment expense, partially offset by a $0.4 million decrease in miscellaneous operating expense and other items.
Sales and Marketing Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Sales and marketing	$7,238	$6,376	$862	14%
% of total revenues	8%	8%
Sales and marketing expenses increased by $0.9 million, or 14%, to $7.2 million for the three months ended September 30, 2023 as compared to the same period in 2022. Sales and marketing expenses increased primarily due to a $0.8 million increase in employee-related costs primarily resulting from head count growth, a $0.2 million increase in stock-based compensation costs, partially offset by a $0.2 million decrease in marketing expense.
Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Research and development	$8,980	$6,318	$2,662	42%
% of total revenues	10%	7%
Research and development expenses increased by $2.7 million, or 42%, to $9.0 million for the three months ended September 30, 2023, as compared to the same period in 2022. The change in research and development expenses was primarily due to a $2.2 million increase in employee-related costs primarily resulting from head count growth and a $1.0 million increase in stock-based compensation costs, partially offset by a $0.6 million increase in capitalized cost in R&D.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
General and administrative	$27,760	$17,327	$10,433	60%
% of total revenues	32%	20%

General and administrative expenses increased by $10.4 million, or 60%, to $27.8 million for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $8.8 million increase related to change in the fair value of contingent considerations, a $1.6 million increase in lease abandonment expense, $0.8 million increase in merger and acquisition expenses, $0.6 million increase in equipment and software expense, partially offset by a $0.6 decrease in transaction cost, a $0.3 million decrease in employee-related costs, and a $0.3 million decrease in insurance expense.
Intangible Asset Amortization

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Intangible asset amortization	$11,155	$10,591	$564	5%
% of total revenues	13%	13%
Intangible asset amortization expense increased by $0.6 million, or 5%, to $11.2 million for the three months ended September 30, 2023, as compared to the same period in 2022. The increase in intangible asset amortization expense was primarily due to higher amortization expense from capitalized software.
Depreciation and Amortization Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Depreciation and amortization	$367	$417	$(50)	(12)%
% of total revenues	—%	—%
Depreciation and amortization expense of $0.4 million was relatively flat for the three months ended September 30, 2023, as compared to the same period in 2022.
Goodwill Impairment Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Goodwill impairment expense	$46,984	$—	$46,984	nm
Goodwill impairment expense was $47.0 million for the three months ended September 30, 2023 as compared to no goodwill impairment expense for the same period in 2022. The increase in goodwill impairment expense was primarily due to record goodwill impairment for legacy Regulatory and Writing reporting unit as the carrying value exceeded its fair value.

Interest Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Interest expense	$5,903	$5,221	$682	13%
% of total revenues	7%	6%

Interest expense increased by $0.7 million, or 13%, to $5.9 million for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in interest expense was primarily due to an increase in market interest rates reflected on our term loan floating rate debt. The increase in interest expense was partially offset by a $1.5 million gain from interest swap hedge activities.

Net Other Income

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net other income	$(5,078)	$(2,855)	$(2,223)	78%
% of total revenues	(6)%	(3)%
Net other income increased by $2.2 million, to $5.1 million for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in net other income was primarily due to a $2.5 million increase in interest income primarily from cash investments, and partially offset by a $0.3 million decrease in gains related to the fluctuation of foreign currency exchange rates.
Provision (benefit) for Income Taxes

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Provision (benefit) for income taxes	$(4,644)	$4,557	$(9,201)	(202)%
Effective income tax rate	9%	54%

Income tax benefit was $4.6 million, resulting in an effective income tax rate of 9% for the three months ended September 30, 2023 as compared to an income tax expense of $4.6 million, or an effective income tax rate of 54%, for the same period in 2022. Our income tax (benefit) expense for the three months ended September 30, 2023 and 2022 were primarily tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.

Net Income (loss)

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net income (loss)	$(48,965)	$3,936	$(52,901)	nm
Net loss was $49.0 million representing a $52.9 million decrease in net income for the three months ended September 30, 2023 as compared to a net income of $3.9 million in the same period of 2022. The decrease in net income was primarily due to a $47.0 million increase in goodwill impairment expense, a $8.8 million increase related to change in the fair value of contingent considerations, a $1.6 million increase in lease abandonment expense, a $4.1 million increase in other operating expenses, and a $3.1 million increase in cost of revenue, partially offset by a $9.2 million decrease in tax expense, and a $2.5 million increase in interest income.

Nine Months Ended September 30, 2023 Versus Nine Months Ended September 30, 2022
The following table summarizes our unaudited statements of operations data for the nine months ended September 30, 2023 and 2022:
Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Software	$98,058	$86,309	$11,749	14%
Services	168,269	162,702	5,567	3%
Total revenues	$266,327	$249,011	$17,316	7%

Revenues increased $17.3 million, or 7%, to $266.3 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in revenues was primarily due to growth in our technology-driven services and software product offerings from strong demand within existing customers, client expansions, and new customers. The increase was partially offset by the negative impact on our revenue from the fluctuation of foreign currency exchange rates.

Software revenues increased $11.7 million, or 14%, to $98.1 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The overall growth is primarily attributable to growth in strong demand within existing customers, new product introductions, and expanding relationships with customers.

Services revenues increased $5.6 million, or 3%, to $168.3 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The growth in overall services revenue is primarily attributable to continued growth in biosimulation. The increase was partially offset by the decline in regulatory revenues.

Cost of Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Cost of revenues	$106,956	$100,795	$6,161	6%
Cost of revenues increased by $6.2 million, or 6%, to $107.0 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily due to a $4.2 million increase in employee-related costs resulting from billable head count growth, a $1.5 million increase in stock-based compensation costs, a $0.9 million increase in intangible assets amortization, and a $0.5 million increase in travel, partially offset by a $0.4 million increase in capitalized software cost, a $0.3 million decrease in miscellaneous operation expenses, and a $0.2 million decrease in consulting and professional services.
Sales and Marketing Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Sales and marketing	$23,351	$19,608	$3,743	19%
% of total revenues	9%	8%
Sales and marketing expenses increased by $3.7 million, or 19%, to $23.4 million for the nine months ended September 30, 2023 as compared to the same period in 2022. Sales and marketing expenses increased primarily due to a $3.2 million increase in employee-related costs resulting from head count growth, a $0.5 million increase in travel, a $0.2 million increase in marketing, and a $0.2 million increase in miscellaneous operating expense, partially offset by a $0.4 million decrease in stock-based compensation cost.
Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Research and development	$26,155	$21,607	$4,548	21%
% of total revenues	10%	9%
Research and development expenses increased by $4.5 million, or 21%, to $26.2 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in research and development expenses was primarily due to a $5.3 million increase in employee-related costs primarily resulting from headcount growth, a $0.7 million increase in stock-based compensation cost, and a $0.3 million increase in travel, partially offset by a $1.5 million increase in capitalized cost in research & development, and a $0.3 million decrease in consulting and professional expense.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
General and administrative	$61,777	$53,444	$8,333	16%
% of total revenues	23%	21%

General and administrative expenses increased by $8.3 million, or 16%, to $61.8 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $11.3 million increase related to the change in fair value of contingent consideration, a $1.6 million increase in lease abandonment expense, a $1.1 million increase in equipment expenses, a $0.8 million increase in merger and acquisition cost, a $0.6 million increase in consulting and professional services expense, a $0.4 million increase in executive recruiting expense, and a 0.3 million increase in employee-related costs resulting from head count growth, partially offset by a $4.8 million decrease in stock-based compensation costs, a $1.0 million decrease in first-year Sarbanes-Oxley implementation costs, a $0.9 million decrease in insurance expense, a $0.7 million decrease in transaction expense, and a $0.3 million decrease in facility and lease related expense.

Intangible Asset Amortization

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Intangible asset amortization	$32,272	$31,095	$1,177	4%
% of total revenues	12%	12%

Intangible asset amortization expense increased by $1.2 million, or 4%, to $32.3 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in intangible asset amortization expense is primarily due to increased amortization expense from capitalized software.

Depreciation and Amortization Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Depreciation and amortization	$1,139	$1,321	$(182)	(14)%
% of total revenues	—%	1%
Depreciation and amortization expense decreased by $0.2 million, or 14%, to $1.1 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease was primarily due to a decrease in depreciation and amortization from finance lease and furniture for the nine months ended September 30, 2023 as compared to the same period in 2022.

Goodwill Impairment Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Goodwill Impairment Expense	$46,984	$—	$46,984	nm
Goodwill impairment expense was $47.0 million for the nine months ended September 30, 2023 as compared to no goodwill impairment expense for the same period in 2022. The increase in goodwill impairment expense was primarily due to record goodwill impairment for legacy Regulatory and Writing reporting unit as the carrying value exceeded its fair value.
Interest Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Interest expense	$17,046	$12,328	$4,718	38%
% of total revenues	6%	5%
Interest expense increased by $4.7 million, or 38%, to $17.0 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in interest expense was primarily due to an increase in market interest rates reflected on our term loan floating rate debt. The increase in interest expense was partially offset by a $3.8 million gain from interest swap hedge activities.
Net other income

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net other income	$(6,594)	$(6,217)	$(377)	6%
% of total revenues	(2)%	(2)%
Net other income increased by $0.4 million to $6.6 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in net other income was primarily due to a $6.1 million increase in interest income, partially offset by a $5.7 million remeasurement losses related to the fluctuation of foreign currency exchange rates.
Provision for Income Taxes

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Provision for income taxes	$142	$9,473	$(9,331)	(99)%
Effective income tax rate	(0.3)%	63%

Income tax expense was $0.1 million, resulting in an effective income tax rate of (0.3)% for the nine months ended September 30, 2023 as compared to an income tax expense of $9.5 million, or an effective income tax rate of 63%, for the same period in 2022. Our income tax expense for the nine months ended September 30, 2023 and 2022 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-

deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net (Loss) income

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	$	%
	(in thousands)
Net (loss) income	$(42,901)	$5,557	$(48,458)	(872)%

Net loss was $42.9 million, representing a $48.5 million decrease in net income for the nine months ended September 30, 2023, as compared to a net income of $5.6 million in the same period of 2022. The decrease in net income was primarily due to a $47.0 million increase in goodwill impairment charge, a $11.3 million increase in expense related to change in the fair value of contingent considerations, a $6.2 million increase in cost of revenue, a $5.7 million remeasurement losses related to the fluctuation of foreign currency exchange rates, a $4.7 million increase in other operating expense items, a $4.7 million increase in interest expense, and a $1.6 million increase in lease abandonment expense, partially offset by a $17.3 million increase in total revenue, a $9.3 million decrease in tax expense, a $6.1 million increase in interest income.
Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $59.4 million and $57.1 million as a source of funds for the nine months ended September 30, 2023 and 2022, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the nine and twelve months periods ended at September 30, 2023 and December 31, 2022 and as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(in thousands)
Net cash from operating activities(a)	59,429	92,543
Cash and cash equivalents(b)	272,312	236,586
Term loan credit facilities	295,205	297,470
Revolving line of credit (c)	100,000	100,000
___________________________________
(a)     Net cash from operating activities for nine months ended at September 30, 2023 and twelve months ended at December 31, 2022.
(b)    Cash balance as of September 30, 2023 and December 31, 2022 included $70.0 million and $56.4 million cash and cash equivalents, respectively, held outside of the United States.
(c)     Available borrowings under the revolving lines of credits as of September 30, 2023 and December 31, 2022 were reduced by $0.1 million and $0.1 million standby letters of credit issued to a landlord in lieu of a security deposit in addition to any outstanding borrowings.

Our material cash requirements from known contractual obligations are principal and interest payments of long-term debt. We also have future cash obligations of $12.7 million for lease contracts, which have remaining terms of one to six years.
The principal amount of long-term debt outstanding as of September 30, 2023 matures in the following years:

	Remainder of 2023	2024	2025	2026	TOTAL
	(in thousands)
Maturities	$755	$3,020	$3,020	$288,410	$295,205

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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$59,429	$57,058
Net cash used in investing activities	(18,503)	(15,238)
Net cash used in financing activities	(8,195)	(6,395)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(107)	(8,266)
Net increase in cash and cash equivalents, and restricted cash	$32,624	$27,159
Cash paid for interest	$13,668	$12,310
Cash paid for income taxes	$12,365	$7,784
Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first nine months of 2023 was $59.4 million, compared to $57.1 million in the same period of 2022. The $2.4 million increase in cash from operating activities was primarily due to higher cash collections from accounts receivable, reduced cash payments for accounts payable and accrued expenses, and partially offset by increased cash utilization for obtaining prepaid and other assets, as well as higher payments for taxes and interest.
Investing Activities
Net cash used in investing activities in the first nine months of 2023 was $18.5 million, an increase of $3.3 million, compared to $15.2 million in the same period of 2022. The change in investing activities was primarily due to a $1.7 million increase in cash payments in connection with business acquisitions, and a $1.9 million increase in cash utilized in capitalized development costs, partially offset by a $0.4 million decrease in cash utilized in capital expenditures to support our growth.
Financing Activities
Net cash used in financing activities in the first nine months of 2023 was $8.2 million, compared to $6.4 million cash used in the same period of 2022. The $1.8 million decrease in cash flow in financing activities was primarily due to a $3.1 million increase in cash payments in connection with share awards vested and withheld for payroll tax, partially offset by a $1.1 million decrease in cash payments on the financing component of the interest rate swap.

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

Borrowings under the Credit Agreement were subject to a variable interest rate at LIBOR plus a margin. The applicable margins were based on achieving certain levels of compliance with financial covenants. We signed a LIBOR transition amendment on June 26, 2023 to adopt a new benchmark interest rate, SOFR, determined in accordance with the Credit Agreement to replace LIBOR. In order to make SOFR similar to LIBOR in terms of the overall interest rate being earned by the lenders under the Credit Agreement, a Credit Spread Adjustment (“CSA”) is added to the SOFR. The CSA varied depending on the selected interest period.

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

As of September 30, 2023, we had $295.2 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement, and outstanding letters of credit of $0.1 million under the Credit Agreement.

As of September 30, 2023, we were in compliance with the covenants of the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the nine months ended September 30, 2023 from those disclosed in our 2022 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax expense of $0.1 million for the nine months ended September 30, 2023 and income tax expense of $9.5 million for the nine months ended September 30, 2022.
As of September 30, 2023, we had federal and state NOLs of approximately $1.8 million and $0.05 million, respectively, which are available to reduce future taxable income and expire between 2024 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.4 million and $0.1 million, respectively, to offset future income taxes, which expire between 2025 and 2042. We also had foreign tax credits of approximately $10.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $65.8 million which will start to expire in 2023, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.5 million which expire between 2030 and 2040. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $25.7 million is recorded at December 31, 2022. As of September 30, 2023, the valuation allowance remained unchanged from December 31, 2022.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2022 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended September 30, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2022 Annual Report. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting
During the period ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at September 30, 2023.

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
7/1/2023 to 7/31/2023	568	$18.21	—	$—
8/1/2023 to 8/31/2023	5,108	$19.40	—	$—
9/1/2023 to 9/30/2023	31,268	$14.43	—	$—
Total	36,944	$15.18	—	$—
___________________________________

(a) Shares purchased were due to shares delivered by employees to the Company for the payment of taxes resulting from issuance of common stock upon the vesting of restricted stock or RSUs relating to stock-based compensation plans.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our directors and officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them.
On August 11, 2023, Richard Traynor, our Senior Vice President and General Counsel, adopted a Rule 10b5-1 trading plan. The plan provides for the potential sale, on the dates and prices set forth in the plan, of up to 76,070 shares of our common stock from November 14, 2023 through June 28, 2024.
The Company previously announced on March 1, 2023, on Form 8-K that it entered into an employment agreement with John E. Gallagher III, the Company’s Chief Financial Officer (the “Employment Agreement”), On November 7, 2023, the Company entered into an Amended and Restated Employment Agreement with Mr. Gallagher (the “A&R Employment Agreement”), pursuant to which, in addition to the consideration previously disclosed, the Company agreed to pay Mr. Gallagher $235,750.00, representing an unpaid annual bonus from a prior employer and to reimburse Mr. Gallagher for legal fees and expenses in pursuing the unpaid bonus claim against his prior employer. Pursuant to the A&R Employment Agreement, Mr. Gallagher agreed to reimburse the Company with any funds recovered from his prior employer up to the amount paid by the Company.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.1	Amended And Restated Employment Agreement, dated as of November 7, 2023 between Certara, Inc and John Gallagher
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

CERTARA, INC.

Date: November 8, 2023	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ John Gallagher
	Name:	John Gallagher
	Title:	Chief Financial Officer (Principal Financial Officer)