Form 10-K
period 2023-12-31
Certara, Inc.
filed 2024-02-29
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-39799
__________________________________
Certara, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________

Delaware	82-2180925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Overlook Center, Suite 101 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (609) 716-7900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CERT	The Nasdaq Stock Market LLC
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2023, determined using the per share closing price on that date on The Nasdaq Global Select Market, was $2.2 billion. There is no non-voting common equity of the registrant outstanding. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2024, the registrant had 159,855,345 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be held May 23, 2023, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•our ability to compete within our market;
•changes or delays in government regulation relating to the biopharmaceutical industry;
•trends in research and development (“R&D”) spending, the use of third parties by biopharmaceutical companies and a shift toward more R&D occurring at smaller biotechnology companies;
•consolidation within the biopharmaceutical industry;
•pricing pressures due to increased customer utilization of our products;
•our ability to successfully enter new markets, increase our customer base and expand our relationships with existing customers;
•our ability to retain key personnel or recruit additional qualified personnel;
•risks related to the mischaracterization of our independent contractors;
•any delays or defects in our release of new or enhanced software or other biosimulation tools;
•issues relating to the use of artificial intelligence and machine learning in our products and services;
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
•our ability to sustain recent growth rates;

•increasing competition, regulation and other cost pressures within the pharmaceutical and biotechnology industries;
•any future acquisitions and our ability to successfully integrate such acquisitions;
•the accuracy of our addressable market estimates;
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
•our future capital needs;
•the ability or inability of our bookings to accurately predict our future revenue and our ability to realize the anticipated revenue reflected in our bookings;
•the occurrence of natural disasters, pandemics, epidemic diseases, and public health crises, which may result in delays or cancellations of customer contracts or decreased utilization by our employees;
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
•any unauthorized access to or use of customer or other proprietary or confidential data or other breach of our cybersecurity measures;
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
•any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective; and
•the other factors discussed under “Risk Factors.”
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
Channels for Disclosure of Information
Investors and others should note that we may announce material information to the public through filings with the SEC, our Investors Relations website (https://ir.certara.com), press releases, public conference calls and public webcasts. We use these channels to communicate with the public about us, our products, our services and other matters. We encourage our investors, the media and others to review the information disclosed through such channels as such information could be deemed to be material information. The information on such channels, including on our website, is not incorporated by reference in this Annual Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing. Please note that this list of disclosure channels may be updated from time to time.

Statistical and Other Industry and Market Data
This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

PART I
Item 1. Business.
Our Company
We are a leading provider of biosimulation technology and solutions for using Model-Informed Drug Development ("MIDD") in the global biopharmaceutical industry. MIDD is an approach that utilizes biological and statistical models derived from preclinical and clinical data to inform decision-making in drug development and commercialization. Biosimulation is a critical component of MIDD that uses computer-aided mathematical simulation of biological processes and systems to understand the action of a drug in a human body or a population of humans.
Biosimulation and MIDD can increase the probability of success in bringing a new drug to market and decrease the costs of drug development. There are many successful examples of currently approved drugs where models were used in first-in-human dose predictions, clinical trial design, and for drug interaction label claims. Biosimulation is also used to support drug development beyond the approval stage; examples include determining formulation or manufacturing changes and label extensions. In addition, MIDD strategies are increasingly utilized to help predict commercial success, a critical part of the drug development process as new products must be both approved by regulators and adopted by the market.
The diagram below shows the different areas of expertise that come together to enable MIDD. Our organization has been purposefully designed to include all of these capabilities to collectively enable a new model of drug development for our clients.

Our goal is to enable the life science industry to use data, modeling, and analytics to make better decisions during drug development and commercialization to increase productivity rates and vastly reduce development costs. The pharmaceutical industry spends more than $260 billion annually on research and development. On average, it takes 10-15 years and costs $6.2 billion to develop one new medicine, including the cost of failures. Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way that add to total cost. Our software and scientists incorporate modern advances in scientific understanding, drug development experience, data analysis, and artificial intelligence resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
Our proprietary biosimulation platforms are built on biology, chemistry, and pharmacology principles with proprietary mathematical algorithms that model how medicines and diseases behave in the body. For over two decades, our scientists have developed and validated our biosimulation technology using data from scientific literature, laboratory research, preclinical and clinical studies. To do this, we have developed solutions for the collection, standardization, validation, storage, and analysis of the preclinical and clinical data needed for MIDD. These data solutions are used internally and by global life sciences companies.
The scientific principles underlying our work with customers in biosimulation and MIDD must be transparent and fully explainable during the regulatory process, so we have become experts at incorporating data and results into regulatory documents. Our software and regulatory services streamline the creation of regulatory filings and speed regulatory data flow to maximize the chances of successful commercialization.
Artificial intelligence (AI) and machine learning technologies are being incorporated across our software and services portfolios providing opportunities to expand the number of data sources utilized, better predict outcomes, and streamline reporting. For example, we are using machine learning to automate and speed the process of biosimulation, and we have created an AI application to aid creating regulatory documents from scientific analyses and clinical data. We believe that AI predictive models will continue to enhance the accuracy and usefulness of biosimulation models and be utilized broadly across drug development.
We deliver software and technology-enabled services. Our strategy is to create and apply validated software applications that can be used broadly in the life science industry. We offer services, leveraging our technology, delivered by scientists with extensive drug development experience to aid our customers in applying biosimulation and MIDD to their specific projects.
Since 2014, customers who leverage our solutions have received more than 90% of all new drug approvals by the US Food and Drug Administration ("FDA"). We have worked with nearly 2,400 life sciences companies and academic institutions and have collaborated on more than 8,000 customer projects in the last decade across a wide variety of therapeutic areas ranging from cancer and hematology to diabetes and hundreds of rare diseases. Our software products are licensed by more than 57,000 users and are also used by 23 global drug regulatory agencies, including the FDA, Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), and China Food and Drug Administration ("cFDA").
Our Solutions
We offer differentiated and comprehensive solutions for MIDD, which include software and technology-enabled services. Customers use our solutions to implement MIDD with the aim of improving certainty, accuracy, commercial success and the speed decisions are made during the drug development process.
Life sciences companies make many decisions during the MIDD process that have regulatory considerations. We help support these decisions with comprehensive regulatory science solutions that include technology platforms along with regulatory submission and regulatory writing expertise. In addition, recognizing that time to approval is one of the most valuable components of the drug development journey, we designed our regulatory solutions to accelerate the regulatory writing and filing process.
By offering solutions including both software and services, we provide flexible offerings for life sciences companies of all sizes and requirements. Services are complemented by scientific and regulatory expertise to conduct and interpret biosimulation results and make recommendations on the next best action to take to move a program forward. In 2023, we extended the capabilities of MIDD and regulatory offerings with the launch of an AI platform designed for life sciences, Certara.AI. It is a secure, flexible platform for deploying life science specific Generative Pre-Trained Transformers ("GPTs") across an organization’s data, enabling faster search, connectivity, and content generation.
Our Biosimulation Solutions
Our biosimulation solutions are designed to predict both pharmacokinetics (how the body interacts with drugs) and pharmacodynamics (how a drug affects the body). We offer both mechanistic and empirical biosimulation solutions providing clients with a comprehensive offering based on their therapy goals, mechanism of action, and available data sources. Mechanistic biosimulation models are built by experts using known scientific principles and facts, while empirical biosimulation solutions are typically statistical models built using preclinical and clinical data. Our customers use biosimulation results to improve the design of clinical trials, reduce trial size and complexity, and in some cases obtain clinical trial waivers to replace clinical testing.
Simcyp Simulator
The Simcyp Simulator is a mechanistic biosimulation platform for physiologically-based pharmacokinetic ("PBPK") simulation. It is frequently utilized for determining first-in-human dosing, optimizing clinical study design, evaluating new drug formulations, setting the dose in untested populations, performing virtual bioequivalence analyses, and predicting drug-drug interactions ("DDIs"). The Simcyp Simulator has been applied to small molecules, biologics, antibody-drug conjugates ("ADCs"), generics, and new modality drugs. Simcyp was started over 20 years ago and has been expanded each year with extensions and additions to its biosimulation models and is designed to produce “regulatory quality” results that customers can use in their drug approval applications. The Simcyp Simulator family includes various add-on modules, as well as products focused on specific aspects of drug development that can benefit from its mechanistic simulation approach. The major Simcyp products are described below.
•Simcyp Discovery – Targeted to scientists working on pre-Investigational New Drug ("IND") and translational stages.
•Simcyp Biopharmaceutics – Tailored for formulation scientists, who use it to identify and refine promising drug formulations in a cost-effective manner.
•Simcyp Secondary Intelligence - Integrates toxicology with quantitative analysis of large networks of molecular and functional biological changes to identify drug toxicity and adverse drug reactions earlier.
Empirical Biosimulation Software Platform
In addition to mechanistic modeling, MIDD requires empirical statistical modeling to account for all the data available on a drug including population variability. We have a large group of pharmacometrics scientists, who use clinical and preclinical data to quantify the impact of drugs on diseases and predict clinical efficacy and safety outcomes across various patient populations. These analyses are utilized to support the design of clinical trials and other drug development and/or regulatory decisions and are generally expected by regulators to support the justification of approved dosage regimens.

According to the FDA, “the single-most important strength of such analyses is its ability to integrate knowledge across the development program and compounds, and biology.” We integrate drug development knowledge by providing customers with a powerful combination of scientific expertise, bringing experts with experience in thousands of projects across the industry, together with our industry-standard software applications.
Our Phoenix™ PK/PD suite is the life sciences industry’s premier software for managing, analyzing and reporting pharmacokinetic ("PK"), pharmacodynamic ("PD"), and toxicokinetic ("TK") data. Phoenix has four modules that support pharmacometrics and workflow.
•Phoenix WinNonlin – A platform for non-compartmental analysis ("NCA"), pharmacokinetic/pharmacodynamic ("PK/PD"), and toxicokinetic ("TK") modeling with a proven 30-year history and extensive use across the biopharmaceutics industry.
•Phoenix Hosted – A hosted (i.e. online) version of Phoenix, which provides a secured and validated Certara Amazon Web Services("AWS") workspace allowing for much quicker transit time from compliant data sources. It enhances productivity and supports compliance requirements by managing complex time-based drug data, the foundation for all PK/PD modeling.
•Phoenix NLME - A population modeling and simulation software for nonlinear mixed effects ("NLME") models, a type of pharmacometric model often used by pharmacometricians to model absorption effects.
•Pirana Modeling Workbench - A workbench provides modelers with a structure to facilitate the iterative processes used to create population PK/PD models and perform simulations using AI and machine learning resulting in more efficient analysis
Preclinical & Clinical Data Pipeline and Automation Suite
Our data suite allows customers to efficiently standardize preclinical and clinical data during the drug development process, utilize that data to support MIDD, and efficiently submit it to regulatory authorities for approval. Our customers typically collect large quantities of data from many sources during the drug development process, and our products allow them to reduce the cost of creating scientifically valid and analyzable data sets, speeding time to scientific insights and enabling better and faster decisions. The Certara suite of applications replace costly manual processes in which pharmaceutical companies collect laboratory and clinical data from many sources, standardize, validate, analyze the data, and include it in reporting and downstream systems. Our principal clinical data suite is the Pinnacle 21 family of products.
•Pinnacle 21 ("P21") - A cloud-based platform for clinical data automation, standardization, and validation with industry standards. Pinnacle 21 is widely utilized across the pharmaceutical industry and by its regulators to validate that clinical data meets the required standards for regulatory submittal. We supports two versions of Pinnacle 21- a fully featured enterprise version, which contains workflow and reporting tools needed by large-scale drug development customers, and a basic free community version designed for small organizations who want to try the software.

•Pinnacle 21 Data Exchange - Allows sponsors and data providers to define data standards and specifications (metadata) and ensure that data adheres to these specifications to make the process of acquiring external data from laboratory and clinical sources more efficient and predictable during the drug development process.

•Metadata Repository – A cloud-based Clinical Metadata Repository & Study Data Tabulation Model ("SDTM") automation suite to enable faster study design using controlled and standardized data.

Regulatory Science

•CoAuthor – Structured and Assisted Content Authoring with Generative AI - Approval for a new drug or biologic requires expert development of numerous regulatory documents, which is a time intensive process often requiring inputs from a variety of data sources and types. CoAuthor by Certara powers efficient and expedited creation of regulatory documents and medical communications. Combining data integration, structured content authoring, and AI, CoAuthor enables writers to create and assemble regulatory submissions and medical publications faster and with confidence in the quality of their results.
•Global Submit eCTD Submissions Management - The Electronic Common Technical Document ("eCTD") is a standard format required for submitting applications to regulatory authorities. Our GlobalSubmit™ eCTD submissions management software provides regulatory teams with the tools they need to efficiently publish, validate, and review eCTD submissions.
Scientific Informatics for Discovery
Certara D360 – D360™ is a scientific informatics system for small molecule and biologics discovery research. It provides researchers with self-service data access, integrated data visualizations, analysis and collaboration tools for prioritization, development of Structure Activity Relationship ("SAR") and many other scientific data workflows to improve the effectiveness of data-driven research. In 2023, D360 incorporated AI enabled capabilities including advanced deep learning analytics for automated property predictions. The D360 AI capabilities are based on the advanced data fabric connectivity and predictive deep learning capabilities of the Certara.AI platform.
Technology Enabled Services
In addition to core software platforms, our scientists utilize our software to offer a broad range of technology-enabled services to help clients interpret biosimulation results, increase scientific insights related to the therapy, streamline drug submission and approval, and support the overall drug development process. We also provide the drug development expertise needed to ensure quality study execution and oversight along with preparation of commercialization plans and the evidence generation needed to ensure product launch success post approval.
Quantitative Systems Pharmacology ("QSP")
One of the most scientifically exciting areas of biosimulation is QSP, an approach which combines computational modeling and experimental data to examine the relationships between a drug, the biological system, and the disease process. With the 2023 acquisition of Applied Biomath, we boast one of the largest QSP teams of experts in the pharmaceutical industry. The insights delivered by our QSP team help answer critical questions about novel therapies required for development progression, including “which drug candidate is optimal” and “which patient populations are most likely to respond.” Our QSP team works with our QSP technology platform and Certara.AI to deliver a comprehensive solution.
We have differentiated our approach to QSP by building robust, regulatory-ready software platforms for reproducible model development as part of its offering. Currently, QSP platforms are available for immunogenicity, immuno-oncology, and soon, neurodegenerative diseases. This unique approach has been shared with US, European Union ("EU"), and Japanese regulators, all committed to advancing the use of QSP in drug discovery, development, and regulatory review.
Drug Development and Regulatory Strategy: Our experts develop and deliver drug development and regulatory plans and provide high-level regulatory input to customer projects, incorporating biosimulation and supporting decision making through critical development and investment stage gates.

Pharmacometrics: Pharmacometrics uses mathematical and statistical models to quantify drug, disease, and trial information to help address these decisions. The data used to build pharmacometrics models comes from both internal preclinical and clinical data as well as external data on competitor drugs.
Data Science: As the volume, variety, and velocity of data available in research has grown rapidly, so has the complexity of collecting, analyzing, and publishing data. Certara offers biometrics and data sciences services to help clients analyze and standardize data for faster time to insight and for submission readiness, in addition to preparing and transforming data for use in biosimulation and pharmacometrics models.
Clinical Pharmacology: Certara has numerous industry leaders and experts that guide drug developers in clinical pharmacology decisions. They provide early-phase development plans and study designs across the development life cycle, often incorporating biosimulation along with regulatory support.
Regulatory Science: Certara provides expert services for regulatory submissions from early-stage INDs, new drug applications ("NDAs"), and MAAs that require CMC (Chemistry, Manufacturing, and Controls), nonclinical, and clinical expertise. Submission programs require the coordinated technology-enabled expertise that Certara regulatory writing solutions offers delivering quality and speed at scale.
Regulatory Operations: We manage the submission of regulatory documents using the GlobalSubmit platform. Submission management services include submission leadership, program management and planning, due diligence and readiness preparation, submission compilation, and eCTD publishing using Global Submit. Certara supports applications to all major health agencies, including the FDA, Europe’s European Medicines Agency ("EMA"), Health Canada, Japan’s PMDA, and China’s NMPA.
Our Markets
Our addressable market within the biopharmaceutical industry is large and rapidly expanding. Our core biosimulation market is estimated at $3.4 billion for 2023 and growing at 17% annually by Grand View Research. We also have solutions in the regulatory science market, which is estimated at $7.6 billion for 2023 and growing at 8% annually. Finally, many of our solutions directly or indirectly are used in market access which is estimated at $1.4 billion for 2023 and growing at 12% annually. With increasing adoption of technology across all stages of drug discovery and development, we believe our end-to-end platform and growth strategies position us to further penetrate the rapidly growing technology-driven biopharmaceutical R&D market of the future that leverages advanced modeling and analytics.
Traditional drug discovery and development is costly and prone to failure. The biopharmaceutical industry was estimated to have spent a total of approximately $262 billion in 2023 on R&D. The probability of success of compounds entering Phase I trials continues under 10%. With less than 50% of Phase III drugs reaching the market, late-stage failures are common and especially disappointing as sponsors have already incurred significant cost and time. At the same time, scientific advances are driving increased complexity as the R&D pipeline shifts from small molecules to biologics and cell and gene therapies.
With greater investment dollars being spent and increasing competition in the race to develop novel medicines, the speed and efficiency with which drugs are developed and brought to market have never been more critical. As a result, the demand for and willingness to adopt innovative approaches to discovery, development, and commercialization are rapidly increasing. Continued development and innovation in software and technology such as biosimulation, virtual trials, and real-world evidence tools are helping biopharmaceutical companies increase efficiency and decrease costs. This is further supported by regulatory agencies that have increasingly issued guidance that supports the adoption of many of these innovations. For example, the FDA announced in 2021 their Project Optimus initiative to reform the dose selection and optimization paradigm in oncology drug development to maximize both efficacy and safety. Biosimulation's use cases in dose finding and optimization are well-suited to help biopharmaceutical companies navigate this evolving regulatory landscape.
As technology and analytics become increasingly powerful along with AI and the application of new solutions is validated, we anticipate further demand for these innovations. We believe we are still in the early stages of a long-term trend that will continue to advance traditional drug discovery and development into a technology-driven era of advanced modeling, analytics, and AI enabled solutions.
Our end-to-end platform is well positioned to continue benefiting from market trends. In addition to continued growth in our core markets, we expect to capture a broader share of overall biopharmaceutical R&D spend as we continue to innovate and add new solutions, including numerous ones that are AI enabled to meet the increasingly strong demand across life sciences.
Our Growth Strategy
Our growth strategy is to build upon our platforms creating more value through increased automation and connectivity. We continue to innovate in biosimulation, develop more AI enabled offerings across our portfolio, engage with regulatory agencies, and land and expand our customer partnerships. We remain focused on reducing the cost, time, and probability of failure of clinical trials for our customers so that they can materially accelerate the availability of future therapies that are needed by patients worldwide. As exciting new research and technologies areas and opportunities arise, we continually attract and hire specialized talent and acquire complementary businesses to expand our offerings accordingly.
Advance Our Technology
The science, technology, and data behind biosimulation continue to advance rapidly, and our top investment priority is to develop additional functionality and uses for biosimulation to improve decision making and patient outcomes. We release new software, additional features, and upgrades on a frequent and regular basis. In 2023, we introduced 32 new software applications and upgrades, including Simcyp Biopharmaceutics and CoAuthor, a structured content authoring tool that utilizes Certara.AI to generate content for regulatory submissions preparation and medical writing.
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
We also cross-sell our software and technology-enabled services throughout our end-to-end platform. Many of our customers who use biosimulation also rely on us for regulatory strategy, writing, and submissions support, including the majority of our top 50 customers. The number of customers with annual customer value of $100,000 or more in revenue increased from 370 in 2022 to 389 in 2023, a 5.1% increase. The success of our land and expand approach is further demonstrated by our high re-occurring revenue streams with an aggregate renewal rate of 88% for our software customers from 2022 to 2023 and net revenue repeat rate (defined as the level of technology-enabled services revenue generated from our existing services customers from period to period, accounting for expansion and churn) of 96% for our technology-enabled services customers from 2022 to 2023.
Expand Our Customer Base Globally

We are growing our footprint globally to match that of the biopharmaceutical industry. There are more than 5,500 biopharmaceutical companies worldwide with active R&D pipelines as of January 2023, up from nearly 2,400 in 2011, according to Citeline’s Pharma R&D Annual Review 2023. Citeline also estimates that the R&D pipeline encompassed more than 21,000 drug programs in 2023. As drug discovery and development in Asia Pacific grows, we are investing to expand our presence in the region to work with these customers where they are, just as we already have in North America, Europe, China and Japan. We continue to build our sales and marketing capabilities and capacity to expand our global reach.
Scale Through Acquisitions
Biosimulation is an exciting technology with many promising future developments, and we believe there are numerous opportunities to pursue strategic acquisitions to accelerate our development roadmap. We have a proven record of successfully acquiring and integrating software and services companies. From 2013, we have acquired 20 companies of which 13 included software or technology such as Simcyp, the core of our mechanistic biosimulation platform, Pinnacle 21, which enhances our software offerings in data management and the regulatory drug approval process, and Vyasa, which brings state-of-the-art AI capabilities to our end-to-end platform. In 2023, we acquired three new businesses including Formedix, which added a metadata repository and clinical data flow automation to our data platform. Additionally, we acquired Applied Biomath, a company focused on QSP to expand and complement Certara’s existing QSP capabilities.
Inspire Our People
Our nearly 1,400 employees are the key to our success. The diversity and depth of expertise, experience, and backgrounds fuel innovation by bringing rich ideas, problem-solving capabilities, and mutual respect. We are dedicated to attracting, retaining, and growing leading scientists and experts, who are passionate about developing medicines that matter. We strive to encourage intellectual curiosity and offer a myriad of professional development opportunities to enable our colleagues to grow their skills. We continue to invest in our people to help them thrive, both personally and professionally, and solidify our position as an employer of choice with an award-winning culture in our industry.
Our Customers
Our customers include life sciences companies of all sizes along with contract research organizations, academic institutions, and global regulators. Certara software and service have been used by nearly 2,400 biopharmaceutical companies and academic institutions across 66 countries, including 38 of the top 40 biopharmaceutical companies by R&D spend in 2022. Since 2014, customers who use Certara biosimulation software and technology-enabled services have received 90% of all new drug approvals by the U.S. FDA. There are 23 global regulatory authorities that license Certara’s biosimulation software to independently analyze, verify, and review regulatory submissions, including the FDA, Health Canada, Japan’s PMDA, and the UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”). In addition to life sciences, Certara serves customers in animal health, crop science, bio science, medical devices, and public sector industries.
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
Competition
The market for our biosimulation products and related services for the biopharmaceutical industry is competitive and highly fragmented. The solutions offered by our competitors vary in size, capabilities and breadth. In addition to other solution providers, a significant competitor remains the status quo method of conducting research without fully leveraging modeling, simulation, AI, dataflow and analytics platforms to inform and de-risk decisions across each phase of research and development.
In our view, the principal competitive factors in our market are the functionality and quality of models, the breadth of molecular types, therapeutic areas, and modalities supported, regulator acceptance of our solutions, ease of use and functionality of applications, depth of experience in drug development, brand awareness and reputation, total cost, and the ability to securely integrate with other enterprise applications and the overall drug development process in the customer. We believe that we compete favorably based on these factors and that the time, effort, and investment necessary to develop validated models, modeling solutions, enterprise software and extensive MIDD experience presents a significant barrier to new entrants. Our ability to remain competitive depends on our ability to continue to invest in innovation as MIDD and drug development science advances.
In the biosimulation software market, we compete with other technology companies including Mathworks, Ansys, Simulations plus, and NONMEM, a division of ICON. Other competitors include open-sourced solutions such as R and PK-Sim and internally developed software from biopharmaceutical companies. We generally compete in the biosimulation software market based on the quality and capabilities of our products, our scientific and technical expertise, our ability to innovate and develop solutions attractive to customers, our regulatory agency partnerships, and price, among other factors.
Our technology-enabled services generally compete with in-house teams at biopharmaceutical companies. Additionally, we compete with other specialized service providers including Metrum Research, qPharmetra, and Pharmetheus. We compete in the technology-enabled services markets based on our reputation and experience, our scientific and regulatory expertise, our team's qualifications, and price among other factors. We believe our competitive position is strong and that we can effectively win new projects with our integrated, end-to-end platform.
Intellectual Property
We safeguard and enhance our innovative technology platforms, systems, processes, and databases with a full array of intellectual property rights, including copyrights, trade secrets, know-how, patents, and tradenames/trademarks. All our proprietary software products are copyright protected, and further reinforced by contractual provisions in our software license agreements prohibiting our users from reverse engineering, deriving, or otherwise using the source code and underlying algorithms for anything other than the permitted and intended use. Embedded within some of our biosimulation tools, including the Simcyp Simulator, are several decades’ worth of proprietary data that have been compiled and collated from both public and private sources. These data, in tandem with our proprietary source code and algorithms, create powerful modeling tools that cannot be readily duplicated. Continual ongoing development of source code and algorithms as well as new version release of modeling tools also ensures that our proprietary software products are difficult to copy. Our processes and systems are further protected by trade secrets and expertise, which we secure by requiring and strictly enforcing confidentiality obligations with our employees, contractors, customers, and other third parties, and invention assignment agreements with our employees, as well as through administrative and technical safeguards.

We also maintain a portfolio of issued and pending patents in several jurisdictions in which we do business. As of December 31, 2023, our patent portfolio consists of 27 issued patents and 12 pending patent applications related to our software and technology. We do not currently consider any of our issued patents to be material to our business. We also have applied for and/or obtained and maintain registration in the United States and other countries for numerous trademarks, including Certara, Simcyp, Phoenix, Pinnacle 21, Virtual Twin, WinNonlin, Vyasa, and BaseCase. We pursue trademark registrations to the extent we believe doing so would be beneficial to our competitive position. We are not presently a party to any legal proceedings relating to intellectual property that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.
Human Capital
We are a globally diverse team united in our purpose to accelerate medicine to patients. Challenging the status quo, our talented team of scientists, software developers, and subject matter experts strive to understand our customers’ most difficult business challenges and apply cutting edge technology and rigorous scientific thinking to inform solutions. As of December 31, 2023, we employed 1,391 professionals in 28 countries, including 1,338 full-time employees and 53 part-time employees, of which 433 held PhD. in their respective disciplines, including clinical pharmacology and pharmacometrics. Most of the senior management team and the members of our board of directors also hold either PhDs and/or other advanced degrees. In 2023, we focused on continuing to build a robust culture and were proud to be second time recipients of the Great Place to Work award, as well as the Fortune Best Workplaces in Biopharma in the US.
Government Regulation
Regulation of Biopharmaceutical Products
The development, testing, manufacturing, labeling, approval, promotion, distribution and post-approval monitoring and reporting of biopharmaceutical products are subject to regulation by numerous governmental authorities at both the national and local levels, including the FDA in the United States, as well as those of other countries, such as the EMA in the EU and the MHRA in the United Kingdom. Although our biosimulation software products and platforms are not approved by the FDA or other government agencies, our customers’ products are subject to these regulations, which may be applicable to us to the extent that the services and deliverables we provide to our customers are used in their marketing applications. Consequently, we must comply with relevant laws and regulations relating to certain aspects of the drug and biologic development and approval process. For example, our customers may require that documents or records we produce that may be used in the approval process be compliant with part 11 of Title 21 of the U.S. Code of Federal Regulations, which relates to the creation, modification, maintenance, storage, retrieval, or transmittal of electronic records submitted to the FDA. Further, certain portions of our business, such as the biosimulation work we conduct in connection with designing clinical trials, must comply with current Good Laboratory Practices (“GLP”) and Good Clinical Practices (“GCP”) requirements as established by the International Council on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, as adopted by the FDA and similar regulatory authorities in other countries, which helps ensure the quality and integrity of the data we produce. To help ensure compliance with GLP and GCP, we have established a robust quality management system that includes standard operating procedures, working practice documents and processes, and quality assurance personnel to audit deliverables intended to be used in our customers’ drug and biologic approval applications.

Privacy and Cybersecurity Laws
The collection, use, disclosure, disposal, protection, and other processing of information about individuals, in particular healthcare data, is highly regulated both in the United States, EU and other jurisdictions, including but not limited to, under the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and other U.S. privacy, security and breach notification and healthcare information laws; the European Union’s General Data Protection Directive (“GDPR” and its national implementing laws) and other European privacy laws as well as privacy laws in other jurisdictions around the world. Although most of the clinical data we receive from our customers is de-identified within the meaning of HIPAA, in certain parts of our business, such as our real-world data and analytics program, we hold personal health and other information relating to persons who have been, are and may in the future be involved in clinical trials. The collection, retention, use, disclosure and other processing of such information is highly regulated, including under the laws described above. These data privacy and cybersecurity laws govern the use, handling and disclosure of information about individuals.
In relation to HIPAA, we do not consider our service offerings to generally cause us to be subject as a covered entity; however, in certain circumstances we are subject to HIPAA as a business associate. HIPAA requires the use of standard contracts (business associate agreements), notice and consent procedures and other privacy and cybersecurity standards. Accordingly, we may enter into business associate agreements with our customers who are covered entities under HIPAA. These business associate agreements define our obligations to safeguard the protected health information of patients provided by our covered-entity customers. We have adopted practices and have implemented procedures to satisfy the privacy and security rules and other practices to safeguard the receipt, maintenance and transmission of protected health information.
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
Certain states have also adopted robust data privacy laws. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, as amended by the California Privacy Rights Act , which became effective on January 1, 2023, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. Additional privacy laws in Virginia, Connecticut, Colorado and Utah which also took effect during 2023, have similar requirements but more limited applications (i.e., only consumers and not employees or business-to-business data). The interpretation and application of the new state laws and their pending regulations are uncertain.
The processing of any personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the GDPR as of May 25, 2018. The GDPR and the UK’s post-Brexit equivalent of the GDPR (“UK GDPR”) is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive personal data, cross-border transfers, notice and consent and contractual obligations with vendors and service providers. The GDPR permits data protection authorities to impose large administrative penalties for violations of the GDPR or UK GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for each law.
Legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, including the Court of Justice of the European Union (the “CJEU”) decision to invalidate the EEA to U.S. personal data transfer framework as well as decisions from regulators in Austria, Denmark, France and Italy regarding transfers made via Google. We also currently rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States, among other data transfer mechanisms pursuant to the GDPR. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism,), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty.
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
Available Information
Our Investor Relations website is located at https://ir.certara.com. We have used, and intend to continue to use, our Investor Relations website and our corporate website located at www.certara.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our Investor Relations website as soon as reasonably practicable after we file them with, or furnish them to, the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders, Sustainability Report, as applicable (as well as any amendments to those reports). These documents are also available for download free of charge through a link on our Investor Relations website. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information about reporting issuers, like us, that file electronically with the SEC. Our internet website and the information contained therein or connected to or linked from our internet web site are not incorporated information and do not constitute a part of this Annual Report.

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
Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
•Deceleration in, or resistance to, the acceptance of model-informed biopharmaceutical discovery and development could reduce the demand for our products and services.
•We compete in a competitive and highly fragmented market.
•Changes or delays in government regulation relating to the biopharmaceutical industry could decrease the need for some of the services we provide.
•Reduction in R&D spending by our customers, as well as delays in the drug discovery and development process, may reduce demand for our products and services.
•Consolidation within the biopharmaceutical industry may reduce the pool of potential customers for our products and services or reduce the number of licenses for our software products.
•As customers increase their utilization of our products and services, we may be subject to additional pricing pressures.
•Our continued revenue growth depends on our ability to successfully enter new markets, increase our customer base and expand our relationships and the products and services we provide.
•We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.
•If our independent contractors are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities.
•Delays or defects in the release of new or enhanced software or other biosimulation tools may result in increased cost to us, delayed market acceptance of our products, diminished demand for our products, delayed or lost revenue, and liability.
•Issues relating to the use of artificial intelligence and machine learning in our products and services could adversely affect our business and operating results.
•If our existing customers do not renew their software licenses, do not buy additional solutions from us or renew at lower prices, our business and operating results will suffer.
•We have government customers and have received government grants, which subject us to risks including early termination, audits, investigations, sanctions, or penalties.
•Our recent growth rates may not be sustainable or indicative of future growth.
•We regularly evaluate potential acquisitions of other companies and technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
•Our estimated addressable market is subject to inherent challenges and uncertainties.
•We are subject to risks associated with the operation of a global business.

•We are subject to the FCPA and the Bribery Act and similar anti-corruption laws and regulations in other countries.
•Our failure to comply with trade compliance and economic sanctions laws and regulations could materially adversely affect our reputation and results of operations.
•Current and future litigation against us could be costly and time consuming to defend.
•Our insurance coverage may not be sufficient to avoid material impact on our financial position resulting from claims or liabilities against us.
•If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be liable for significant costs or penalties and our reputation could be harmed.
•We derive a significant percentage of our revenues from a concentrated group of customers and the loss of more than one of our major customers could materially and adversely affect our business, results of operations and/or financial condition.
•We may need additional funding. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully.
•Our bookings might not accurately predict our future revenue, and we might not realize all or any part of the anticipated revenue reflect in our bookings.
•Our business may be subject to risks arising from natural disasters, epidemic diseases, pandemics and public health crises.
•We rely upon third-party providers of cloud-based infrastructure to host our software solutions. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business.
•If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the internet, customer satisfaction and our reputation could be harmed and customer contracts may be terminated.
•Our software solutions utilize third-party open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.
•If our security measures are breached or unauthorized access to customer or other proprietary data is otherwise obtained, customers may reduce the use of or stop using our solutions and we may incur significant liabilities and loss of customer confidence.
•We are subject to numerous privacy and data security laws and related contractual requirements and our failure to comply with those obligations could cause us significant harm.
•We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, which could have a material adverse effect on our business.
•Our indebtedness could materially adversely affect our financial condition and our ability to operate our business.
•Restricted covenants governing our Credit Agreement may restrict our ability to pursue our business strategies.
•Impairment of goodwill and other tangible assets may adversely impact future results of operations.
•Our ability to use our NOLs and R&D tax credits carryforwards to offset future taxable income may be subject to certain limitations.

•If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

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
Our software products are licensed by the FDA, Japan’s PMDA and 21 other regulatory authorities, who use them in assessing new drug applications. These licenses, which accounted for 0.2 % of our annual revenue in 2023, are typically renewed on an annual basis, and there is no obligation for these regulatory authorities to renew these licenses at the same or any level. Although we do not believe that reduction or elimination of the use of any of our software products that are currently licensed by regulatory authorities would have a direct impact on the use of those products by our industry customers, it could diminish our reputation and negatively impact our ability to effectively market and sell our software products, particularly if such action were part of a wider reversal of government or regulatory acceptance of in silico data.
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
The market for our biosimulation products and related services for the biopharmaceutical industry is competitive and highly fragmented. In biosimulation software, we compete with other scientific software providers, technology companies, in-house development by biopharmaceutical companies, and certain open source solutions. In the technology-driven services market, we compete with specialized companies, in-house teams at biopharmaceutical companies, and academic and government institutions. In some standard biosimulation services, and in regulatory, and market access, we also compete with contract research organizations. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, R&D and other resources. Some of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on those specific markets. Some competing products are developed and made available at lower cost by government organizations and academic institutions, and these entities may be able to devote substantial resources to product development. Some clinical research organizations or technology companies may decide to enter into or expand their offerings in the biosimulation area, whether through acquisition or internal development. We also face competition from open source software initiatives, in which developers provide software and intellectual property free of charge, such as R and PK-Sim software. In addition, some of our customers spend significant internal resources in order to develop their own solutions. Our current or potential competitors may develop products, services or technologies that are comparable, or superior to, or will render obsolete, the products, services and technologies we offer. In addition, our competitors may adapt more quickly than we do to technological advances and customer demands, thereby increasing such competitors’ market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition and results of operations.
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
Reduction in R&D spending by our customers for a variety of reasons, as well as delays in the drug discovery and development process, may reduce demand for our products and services and negatively impact our results of operations and financial condition.
We provide biosimulation software platforms and services to the biopharmaceutical industry, both private and public companies as well as government and academic institutions. Because our products and services depend on our customers’ R&D expenditures, our revenues may be materially negatively affected by any economic, competitive, regulatory, demand, or other market impact that decreases our customers’ profitability or their ability to raise capital, which may cause them to decrease or delay R&D spend. In such an event, our revenues may be reduced through increased downward pricing pressure, reduction in the scope of projects, delays or cancellations of ongoing projects, or our customers shifting away from using third parties for their modeling and simulation work. Our customers’ expenses could continue to increase as a result of the higher costs of developing more complex drugs and biologics and complying with more onerous government regulations. Furthermore, our customers finance their R&D spending from both private and public sources, including the capital markets. As a result, our revenues and financial performance may be adversely impacted if our customers are unable to obtain sufficient capital on acceptable terms to finance their R&D spending. Government and university-based funding of scientific research can vary for a number of reasons, including general economic conditions, political priorities, changes in the number of students and other demographic changes.

Our customers’ revenue and/or profitability could decline as a result of efforts by government and third-party payors to reduce the cost of healthcare. Governments worldwide have increased efforts to expand healthcare coverage while at the same time curtailing and better controlling the increasing costs of healthcare. If cost-containment efforts or other measures substantially change existing insurance models and limit our customers’ profitability, our customers may decrease R&D spending, which could decrease the demand for our services and materially adversely affect our growth prospects. In addition, industry trends, economic factors, regulatory developments, patent protection and political and other events and circumstances that affect the biopharmaceutical industry, such as volatility or declines in securities markets limiting capital and liquidity, decreased government funding of scientific research, or other circumstances that decrease our customers’ R&D spending also affect us.
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
A significant portion of our customer base consists of biopharmaceutical companies, and our revenue is dependent upon expenditures by these customers. Consolidation through mergers or contraction through business failures within the biopharmaceutical industry may reduce the number of potential customers, particularly larger customers, for our products and services. Consolidation of major biopharmaceutical companies could result in consolidation of software licenses used by those companies, reduction of the number of individual user licenses, or increased pressure to negotiate price discounts or other terms for service that are less favorable to us, which may have a material adverse effect on our revenue and financial condition. Personnel redundancies and layoffs by merged companies to achieve deal synergies would result in a commensurate reduction in total users of our software, reducing the license fees we charge based on the number of users.
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
Our products and services are used primarily by modeling and simulation specialists in pharmaceutical, biotechnology, and government research or regulatory organizations. We have relationships with many large companies in the biopharmaceutical sector, and part of our growth strategy entails deriving more revenues from these existing customers by expanding their use of our existing and new products and services. Our ability to increase revenues with existing customers may be limited without significant investment in marketing our existing products and services or developing new products, which could be time-consuming and costly and may not be successful. We are also focused on increasing the number of emerging or smaller biotechnology customers that we serve. These small companies are increasingly responsible for much of the discovery and development of new molecules and treatments, and their share of the total industry R&D discovery and development dollars is rapidly growing. Attracting these smaller customers may require us to expend additional resources on targeted marketing, as they may not be as familiar with our Company or products. And although these small biotechnology companies tend to use third parties such as Certara for many of their development activities, these smaller companies also tend to be less financially secure. If their products are not successful or they have difficulty raising sufficient investment capital, they may not be able to timely or fully pay for our services, or they may terminate or decrease the scope of projects for which they use our products and services, which could adversely impact our revenues.
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
Our success depends to a significant extent on the continued services of our senior management and other key contributors throughout our business. As of December 31, 2023, 433 of our employees held PhDs. It is challenging to attract and retain critical and qualified employees because of the specialized scientific nature of our business and significant competition for qualified personnel in the biopharmaceutical industry. Many of our scientists also play a significant role in marketing and selling our products and services to new and existing customers. If any of our senior scientists or members of senior management team, such as our CEO, CFO or division presidents, do not continue in their present positions, our operations could be disrupted. Compensation for our employees makes up our most significant fixed cost. Unexpected revenue shortfalls in the future and rapid wage inflation may make it difficult for us to retain all of our employees. The loss of any key employee, or our inability to continue to recruit, retain, and motivate key personnel, replace departed personnel in a timely fashion, or train our scientists to develop new business, may adversely impact our ability to compete effectively and grow our business and negatively affect our ability to meet our short and long-term financial and operational objectives.

If our independent contractors are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities.
We structure the relationships with our independent contractors in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. A further complicating factor is there is no single independent contractor test or standard which applies in every jurisdiction, and the test in some jurisdictions is more stringent than in others. Although we believe that our independent contractors are properly characterized as independent contractors, individuals, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If regulatory authorities or state or federal courts were to determine that our independent contractors are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes, subject to penalties and increased operating costs moving forward. As a result, any determination that our independent contractors are our employees could have a material adverse effect on our business, financial condition and results of operations.
Delays or defects in the release of new or enhanced software or other biosimulation tools may result in increased cost to us, delayed market acceptance of our products, diminished demand for our products, delayed or lost revenue, and liability.
Market acceptance of our products depends upon the continuous, effective and reliable operation of our software and other biosimulation tools and models. New or enhanced products or services, whether developed internally or acquired through acquisitions, can require long development and testing periods, which may result in delays in scheduled introduction. Our software solutions and biosimulation tools and models are inherently complex and may contain defects or errors. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing software solutions are released, such as the integration of AI technology with our existing software products. Although we extensively test and conduct quality control on each new or enhanced biosimulation product before it is released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected. Many of our customers also require that new versions of our software be internally validated before implementing it, which can result in implementation delays or the decision to skip smaller updates altogether. Any errors, defects, disruptions or other performance problems with our products could hurt our reputation and may damage our customers’ businesses. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new customer orders for these new or enhanced products or services or the loss of customer orders, which may have a material adverse effect on our business, financial condition and results of operations.
To the extent that defects or errors cause our software or other biosimulation tools to malfunction and our customers’ use of our products is interrupted, or the data derived from the use of our products is incorrect or incomplete, our customers may delay or withhold payment to us, cancel their agreements with us or elect not to renew, make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our software, a reduction of our revenues, an increase in collection cycles for accounts receivable, and require us to increase our warranty provisions or incur the expense of litigation or substantial liability.

Issues relating to the use of artificial intelligence and machine learning in our products and services could adversely affect our business and operating results.
Artificial intelligence (AI) and machine learning technologies have been incorporated across our software and services portfolios providing opportunities to expand the number of data sources utilized, better predict outcomes, and streamline reporting. For example, we are using machine learning to automate and speed the process of biosimulation, and we have created an AI application to aid creating regulatory documents from scientific analyses and clinical data. We believe that AI predictive models will continue to enhance the accuracy and usefulness of biosimulation models and be utilized broadly across drug development and we plan to develop and incorporate additional AI technology in future products and services.
As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our products or services or be beneficial to our business, including our efficiency and profitability. In addition, issues in the development and use of AI combined with an uncertain regulatory environment may result in reputational harm, liability, or other adverse consequences to our business operations. AI presents risks, challenges, and unintended consequences that could affect our adoption and use of this technology. AI technologies are complex and rapidly evolving. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying and resolving issues before they arise. AI-related issues, deficiencies and/or failures could give rise to legal and regulatory actions, including with respect to proposed legislation regulating AI, damage our reputation or otherwise materially harm our business.
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
We expect to continue to derive a significant portion of our software revenues from the renewal of existing license agreements. As a result, maintaining the renewal rate of our existing customers and selling additional or upgraded software solutions to them is critical to our future operating results. Factors that may affect the renewal rate for our customers and our ability to sell additional solutions to them include:
•the price, performance and functionality of our software solutions;
•the availability, price, performance and functionality of competing products;
•the effectiveness of our professional services;
•ability to develop complementary software solutions, applications and services;
•the stability, performance and security of our technological infrastructure; and
•the business environment of our customers.
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
Many of our technology-driven service contracts may be terminated by the customer at its discretion immediately or after a short notice period without penalty. Customers terminate, delay or reduce the scope of these types of contracts for a variety of reasons, including but not limited to:
•lack of available funding or financing;
•mergers or acquisitions involving the customer;
•a change in customer priorities;
•impacts to client trial operations;
•delay or termination of a specific product candidate development program; and
•the customer decides to shift business to a competitor or to use internal resources.
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
In addition, government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•compliance with complex regulations for procurement, formation, administration, and performance of government contracts under the Federal Acquisition Regulations, agency-specific regulations supplemental to the Federal Acquisition Regulations, and regulations specific to the administration of grants by the U.S. government;
•specialized disclosure and accounting requirements unique to government contracts and grants;
•mandatory financial and compliance audits that may result in potential liability for price or cost adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•public disclosures of certain contract, grant, and company information; and

•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
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
We have experienced significant growth in recent years. Revenue increased from $335.6 million for 2022 to $354.3 million for 2023. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various product offerings grow and contribute to our results of operations. In addition, our customer base may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
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
We may not be able to successfully integrate the personnel, operations and technologies of the businesses we acquire, effectively manage the combined business following an acquisition or preserve the operational synergies between our business units that we underwrite at the time of such acquisition. The following factors could result in our failure to achieve the expected synergies:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the accounting systems, operations and personnel of the acquired business;

•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
For example, in 2023, we acquired Formedix Limited, which added a metadata repository and clinical data flow automation to our data platform. We also acquired Applied Biomath, a company focused on quantitative systems pharmacology (QSP) to expand and complement our existing QSP capabilities. The planned integration of these businesses into our existing product offerings may be delayed or may not achieve the expected results.
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
Our Total Available Market ("TAM") is based on publicly available third-party market research and internal estimates regarding the size of our markets, is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. We base the TAM for our business on our current core markets, biosimulation, regulatory science, and market access. These estimates may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.
We are subject to risks associated with the operation of a global business.
We derive a significant portion of our total revenue from our operations in international markets. During the years ended December 31, 2023 and 2022, 27% and 26%, respectively, of our revenues were transacted in foreign currencies, the majority of which included the British Pound Sterling, the Euro and Japanese Yen. Our global business may be affected by local economic conditions, including inflation, recession and currency exchange rate fluctuations. Changes in the value of the U.S. dollar relative to other currencies could result in material foreign currency exchange rate fluctuations and, as a result, our revenue and net earnings could be materially adversely affected. In addition, political and economic changes, including international conflicts and terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition and operating results. Although we do not believe the current conflicts between Russia and Ukraine in Europe and Israel and Hamas in the Middle East pose any immediate material impact to our business, if the conflict intensifies or expands beyond Ukraine or Gaza, it could have an adverse impact on our business, particularly our operations in Poland and our ability to use consultants in that region of the world. We could also experience a delay or cancellation of work orders to the extent they rely on clinical trials being conducted in Ukraine. Potential trade restrictions, exchange controls, adverse tax consequences and legal restrictions may affect our revenue from customers located outside the United States and the repatriation of funds into the United States. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements and longer accounts receivable cycles in certain foreign countries. Foreign currency exchange rate hedges, transactions, re-measurements, or translations could also materially impact our financial results. These risks, individually or in the aggregate, could have an adverse effect on our operating and financial results.
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
Our ten largest customers accounted for 28% of revenues for each of the years ended December 31, 2023 and 2022. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.
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
As of December 31, 2023, we had cash and cash equivalents of $235.0 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements for an extended period. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the growth of our revenue;
•the growth of our employee base;

•the timing and launch of new products;
•the continued expansion of sales and marketing activities; and
•mergers and acquisitions of technologies or services complementing or extending our biosimulation, regulatory science and market access businesses.
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
In the event a customer terminates a contract, we are generally entitled to be paid for services rendered through the termination date and for services provided in winding down the project. However, we are generally not entitled to receive the full amount of direct revenue reflected in our bookings in the event of a contract termination. A number of factors may affect bookings and the direct revenue generated from our bookings, including:
•the size, complexity and duration of solutions;
•changes in the scope of work during the course of a project; and
•the cancellation or delay of a solution.
Our bookings for the year ended December 31, 2023 were $402.3 million compared to bookings of $409.0 million for the year ended December 31, 2022. While bookings decreased in 2023 compared to 2022, an increase or decrease in bookings will generally result in an increase or decrease in future revenue to be recognized over time (depending on future contract modifications, contract cancellations and other adjustments), an increase in bookings at a particular point in time does not necessarily correspond to an increase in revenues during a particular period. The timing and extent to which bookings will result in direct revenue depend on many factors, including the timing of the commencement of work, the rate at which we perform services, scope changes, cancellations, delays, the receipt of regulatory approvals, and the nature, duration, size, complexity, and phase of the studies. In addition, delayed projects remain in bookings until they are canceled. As a result of these factors, our bookings are not necessarily a reliable indicator of future direct revenue, and we might not realize all or any part of the revenue from the authorizations in bookings at any given point in time.

Our business may be subject to risks arising from natural disasters, epidemic diseases, pandemics, and public health crises.

We may be subject to risks related to natural disasters, epidemic diseases, pandemics, and public health crises, which could adversely impact supply chain interruptions, disruptions or delays to pipeline development and clinical trials and interruptions or delays in regulatory approvals. These and other adverse impacts on our customers and economic conditions may cause our customers to delay or cancel projects or significantly scale back their operations or R&D spending and limit the use of third parties, which could have a material adverse effect on our business.
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
We outsource substantially all of the infrastructure relating to our hosted software solutions to third-party hosting services. Customers of our hosted software solutions need to be able to access our software platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our hosted software solutions depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks or other similar events beyond our control could negatively affect our cloud-based solutions. Work- from-home and other flexible work arrangements have impacted our third-party vendors by increasing operational challenges and risks, including vulnerabilities to cybersecurity and information technology infrastructure threats. A prolonged service disruption affecting our cloud-based solutions for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

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
Some of our software solutions utilize third-party open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business, subject us to litigation and create potential liability.
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
Although we have processes intended to fully comply with all license requirements in our software, certain open source software licenses require, among other things, that a licensor that distributes the open source software as a component of the licensor’s proprietary software to provide or offer to provide to the customer-licensee part or all of the source code to the licensor’s proprietary software. If the owner of the copyright of the relevant open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contain the open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation or other enforcement actions initiated by a copyright owner could have a negative effect on our business, financial condition and results of operations, or require us to devote additional R&D resources to change our solutions. Moreover, we could effectively be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our revenue, business, results of operations and financial condition and the market price of our shares.

If our security measures are breached or unauthorized or unlawful access to customer or other proprietary data occurs, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.
The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we believe that we have taken appropriate measures to prevent unintended access to the data we hold (including implementing security and privacy controls, training our workforce and implementing new technology) and we continue to improve and enhance our systems in this regard, our efforts may not always be successful. In addition, cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Accordingly, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practices insufficient.
Our solutions involve the collection, analysis and retention of our customers’ proprietary information related to their drug development efforts, including clinical data. Unauthorized access to this information or data, whether deliberate or unintentional, could result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability. Our reliance on remote access to our information systems exposes us to potential cybersecurity breaches and the risk of loss or exposure of such information and data. Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations and such third- parties may also suffer cybersecurity incidents. Depending on their nature and scope, this could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including information about our customers and employees) and the disruption of business operations.
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
Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals, including health-related information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle information about individuals and choices individuals may have about the way we handle their information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep information about consumers secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act.
In addition, certain states have adopted robust privacy and security laws and regulations. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. Protected health information that is subject to HIPAA is excluded from the CCPA, however, information we hold about individuals that is not subject to HIPAA would be subject to the CCPA. It is unclear how HIPAA and the other exceptions may be applied under the CCPA. The CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

The GDPR and the UK GDPR regulate our processing of personal data, and imposes stringent requirements. Failure to comply with the GDPR or UK GDPR may result in fines up to the greater of €20 million or 4.0% of worldwide gross annual revenue and applies to services providers such as us under each of GDPR and UK GDPR.
There is uncertainty regarding transfers of personal data from the EEA to the United States, including regarding the status and enforceability of the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the Court of Justice of the European Union (CJEU) upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances; and the validity of the standard contractual clauses as a transfer mechanism remains uncertain. We have previously relied on our own Privacy Shield certification and our relevant customers’ and third parties’ Privacy Shield certification(s) for the purposes of transferring personal data from the EEA to the United States in compliance with the GDPR’s data export conditions. We also currently rely on the standard contractual clauses to transfer personal data outside the EEA, including to the United States. If all or some jurisdictions within the European Union or the United Kingdom determine that the standard contractual clauses do not provide sufficient safeguards to transfer personal data to the United States, our ability to effect cross-border transfers of personal data will be severely limited or cause us to need to establish systems to maintain certain data in the EEA or UK, and thereby divert resources from other aspects of our operations, all of which may adversely affect our business or we may face governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.
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
As of December 31, 2023, we had $294.5 million in total borrowings under our credit agreement, originally dated July 15, 2017, as amended (“Credit Agreement”). As of December 31, 2023, we had a $100.0 million revolving credit facility under our Credit Agreement. In addition, subject to restrictions governing our Credit Agreement, we may incur additional debt.
Our debt could have important consequences to you, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;
•a portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other purposes;
•we may be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry may be more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our level of debt; and
•our ability to borrow additional funds or to refinance debt may be limited.
Furthermore, all of our debt under our Credit Agreement bears interest at variable rates. If these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness, our ability to borrow additional funds may be reduced and the risks related to our debt would intensify.
Servicing our debt requires a significant amount of cash. For the years ended December 31, 2023 and 2022, we used operating cash of $27.4 million and $19.1 million, respectively, to service our debt. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
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
The operating and financial restrictions and covenants governing our Credit Agreement may materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such agreements limit our ability, among other things, to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends on or make distributions in respect of our common stock or make other restricted payments;
•make certain acquisitions, investments, loans and advances;
•transfer or sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•make certain payments in respect of certain junior debt obligations;
•create negative pledges;
•enter into certain transactions with our affiliates; and
•designate our subsidiaries as unrestricted subsidiaries.
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

We and our subsidiaries may incur substantially more debt, which could further exacerbate the risks associated with our leverage.
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
We have intangible assets, including goodwill and other finite-lived and indefinite-lived intangibles, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or other indefinite-lived intangibles. To the extent goodwill or other indefinite-lived intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. During the third quarter of 2023, we performed an interim goodwill impairment test, which resulted in a $47.0 million goodwill impairment charge. For the year ended December 31. As each of December 31, 2023 and 2022, the carrying amount of goodwill and other intangibles was $1.2 billion on our consolidated balance sheets.
Our ability to use our NOLs and R&D tax credit carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2023, we had federal and state NOLs of approximately $1.6 million and $0.04 million, respectively, which are available to reduce future taxable income and expire between 2035 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.3 million and $0, respectively, to offset future income taxes, which expire between 2027 and 2028. We also had foreign tax credits of approximately $13.8 million, which will start t,o expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $81.6 million which will start to expire in 2024, foreign R&D credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2031 and 2041. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs, R&D tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income. We have performed an analysis for the period January 1, 2023 through December 31, 2023 and determined no ownership change occurred during this period. In addition, we determined that ownership changes occurred in prior periods and therefore our NOLs and R&D tax credit carryforwards reflect the amounts available after considering such limitations. We may experience further ownership changes in the future and/or subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs, R&D tax credit carryforwards and disallowed interest expense carryforwards to offset such taxable income may be subject to limitations.
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
On December 8, 2022, an entity controlled by Arsenal Capital Partners (“Arsenal”) acquired all of our stock shares held by EQT Avatar Parent LP (“EQT”). As of December 31, 2023, shares controlled by Arsenal and our officers and directors in aggregate represented approximately 24.9% of our outstanding common stock. Although Arsenal agreed with us not to sell any of the shares acquired by EQT for a two-year period (with certain limited exceptions or without our written consent), the market price of our shares of common stock could drop significantly if Arsenal or our officers and directors sell their shares or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
In addition, the shares of our common stock reserved for future issuance under the 2020 Incentive Plan (“Plan Share Reserve”) or our 2020 Employee Stock Purchase Plan will become eligible for resale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. As of December 31, 2023, a total of 15,454,916 and 1,700,000 shares of common stock have been reserved for future issuance under the 2020 Incentive Plan and our 2020 Employee Stock Purchase Plan, respectively. Pursuant to the terms of the 2020 Incentive Plan, the Plan Share Reserve automatically increases on the first day of each fiscal year by a number of shares of common stock equal to the lesser of (i) the positive difference, if any, between (A) 4% of our outstanding common stock on the last day of the immediately preceding fiscal year, and (B) the Plan Share Reserve on the last day of the immediately preceding fiscal year, and (ii) the number of shares of common stock as may be determined by the Board.
In the future, we may also issue our securities in connection with investments or acquisitions. For example, we issued 2,239,717 shares of common stock in connection with our acquisition of Pinnacle in October 2021. We may issue additional shares in connection with our acquisition of Vyasa based on the results of its future performance. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution.
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
These provisions provide, among other things:
•for the division of our board of directors into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;

•that directors may only be removed for cause, and only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of stock entitled to vote thereon, voting together as a single class;
•for the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•for advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•that special stockholder meetings may be called only by or at the direction of our board of directors or the chairman of our board of directors; and
•that certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws pertaining to amendments, our board of directors, limitation of director liability, stockholder consents, annual and special stockholder meetings, competition and corporate opportunities and business combinations, may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class, which limitation may have the effect of deferring, delaying or discouraging hostile takeovers, or changes in control or management of our Company.
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
As of December 31, 2023, Arsenal owns or controls approximately 22.7% of our outstanding common stock, and subject to the terms of the Stockholder Agreement, maintains the right to nominate up to two board members. In addition, Arsenal will have significant influence over the outcome of all matters requiring stockholder approval, including any potential change of control of our Company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We are committed to safeguarding our customers and the sensitive information shared in the application of software and services provided. Our cybersecurity program, risk management and governance reflect our dedication to not only meeting industry standards but exceeding them.
Risk Management and Strategy
We recognize that cybersecurity risks pose a significant threat to our business, customers, and stakeholders, and we have implemented a comprehensive security and privacy program to address these risks. We embed security considerations into every aspect of our operations, and our focus encompasses a proactive approach that involves continuous monitoring to swiftly detect and respond to emerging threats to ensure that our customers' information remains secure in the face of evolving cybersecurity challenges. With a foundation grounded in industry best practices, including NIST 800-53, ISO 27001, CIS Top 20, OWASP Top 10, and Security by

Design, we prioritize the identification and assessment of risks to create a protective shield around our customers' data.
This foundation guides our processes for assessing, identifying, and managing risks related to cybersecurity threats and incidents, as well as ensuring compliance with legal and contractual obligations. Our risk management processes are integrated into our overall business strategy and operations. We use various methods and tools to identify and assess cybersecurity risks across all assets in our technical landscape, such as vulnerability scanning, penetration testing, threat intelligence, risk assessments, and audits from customers. We also use third-party assessors and service providers, consultants, and auditors, to support our risk management processes and to provide independent validation and verification of our security posture. We have established processes to oversee and identify risks associated with our use of third-party assessors and service providers, such as due diligence, contractual obligations, monitoring and vendor evaluation and qualification.
We maintain robust cybersecurity incident response procedures, which includes escalating incidents to the appropriate level of management, mitigation, remediation and the assessment of materiality of cybersecurity incidents, or a series of related incidents, that may materially affect or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. We also disclose information regarding our security and privacy program and practices on our website and in our public-facing notices.
Furthermore, we conduct annual cybersecurity awareness training for our employees in order to provide them with the knowledge necessary to navigate the digital landscape securely. We understand that cybersecurity is not a static concept but a dynamic discipline, and our security and privacy program reflects this by incorporating internal and third-party audits, penetration testing, active vulnerability scanning and a continuous improvement mindset.
As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents, or a series of related incidents, that have had or are reasonably likely to have a material impact on the Company’s business strategy, results of operations or financial condition. For more information on our cybersecurity related risks, see Part 1, Item 1A. Risk Factors entitled “Risks Related to Intellectual Property, Information Technology and Data Privacy” included elsewhere in this Annual Report on Form 10-K.
Governance
We have established a corporate governance structure that provides oversight and guidance for our security and privacy program. The Board of Directors (the “Board”) is ultimately responsible for the oversight of the Company’s security and privacy program. The Audit Committee, which supports the Board in the oversight of the program, is focused on cybersecurity and data privacy risk, including incident response planning, timely identification and assessment of incidents, incident recovery and business continuity considerations.
We have defined roles and responsibilities for the management of cybersecurity risks, including specific executive-level and management-level positions or committees. Our security and privacy program is overseen by our Security and Privacy Program Office (“SPPO”), which is composed of corporate leadership from legal and IT. The SPPO is accountable to the VP of Information Technology, who is the accountable executive for the program. Our function and business unit executive leadership, acting in support of the SPPO and the Board, is responsible for ensuring organizational compliance with data protection regulations and controls across the organization. Our VP of Information Technology and Director, Compliance Standards & Data Privacy ("DCSDP"), are responsible for the design, implementation, and monitoring of the security and privacy policies, standards, procedures, and controls that govern our information systems and data processing activities. Our VP of Information Technology, has 30 years of experience in IT infrastructure, cybersecurity operations, and site reliability engineering for a wide range of software and service organizations, with the last 15 years focused on SaaS software businesses with access to sensitive customer data. The DCSDP also has 30 years in IT with the last 12 focused on compliance and data privacy issues for Certara.

The VP of Information Technology and DCSDP also have a reporting responsibility to the General Counsel, and the Board via the Audit Committee. They coordinate the response and remediation of cybersecurity incidents and data breaches and report on the status and effectiveness of the security and privacy program to the SPPO, the Board, the Audit Committee, and other stakeholders on a quarterly basis, or more frequently as needed.
We have established processes to ensure that management is informed about and monitors cybersecurity incident prevention, detection, mitigation, and remediation. These processes include regular reporting, escalation, and communication protocols, as well as periodic reviews and audits of the security and privacy program.

Item 2. Properties.
As of December 31, 2023, we had 36 offices in 16 countries, with our headquarters located in Princeton, New Jersey. We lease or sublease all of our offices. None of our facilities are used for anything other than general office use. We believe that our facilities are suitable and adequate for our operations and we anticipate that additional suitable space will be available when needed.
As of December 31, 2023, our material operating locations, which we define as the facilities we lease with more than 10,000 square feet, were as follows:

LOCATION	APPROXIMATE SQUARE FOOTAGE	LEASE EXPIRATION DATES
Wilmington, Delaware, USA	18,250	2/28/2027
Princeton, New Jersey, USA	17,560	6/30/2025
Sheffield, UK	13,910	1/28/2028
Raleigh, North Carolina, USA	11,250	1/31/2028
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
As of February 15, 2024, there were 34 holders of record of our common stock as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers, and clearing agencies.
Dividend Policy
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, to finance the growth and development of our business and to reduce our net debt. Any determination to declare dividends in the future will be at the discretion of our Board, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. In addition, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under our Credit Agreement, and may be further restricted by the terms of any future debt or preferred securities.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from December 11, 2020 (the date our common stock commenced trading on the Nasdaq) through December 31, 2023 with (ii) the cumulative total return of the NASDAQ Index and the S&P Small Cap 600 HealthCare Index over the same period, assuming the investment of $100 in our common stock and in each index on December 11, 2020 and the reinvestment of dividends. The graph uses the closing market price on December 11, 2020 of $38.08 per share as the initial value of our common stock.
As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
Base Period 12/11/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Certara, Inc
NASDAQ
S&P Small Cap 600 Healthcare Index

Issuer Purchases of Equity Securities
The following table summarizes our purchases of common stock in the three months ended December 31, 2023:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
10/1/2023 to 10/31/2023	3,986	$14.54	0	$0
11/1/2023 to 11/30/2023	428	$12.19	0	$0
12/1/2023 to 12/31/2023	1,048	$14.41	0	$0
Total	5,462	$14.33	0
__________________________________
(a)Shares purchased were due to shares delivered by employees to us for the payment of taxes resulting from issuance of common stock upon the vesting of restricted stock or restricted stock units (RSUs) relating to stock-based compensation plans.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations section, we use the terms "Certara Inc.", "Company", “we”, “us”, and “our” to refer to Certara, Inc.
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
Executive Overview

We are a leading provider of biosimulation technology and solutions for using MIDD in the global biopharmaceutical industry. Biosimulation and MIDD can increase the probability of success in bringing a new drug to market and decrease the costs of drug development. In addition, MIDD strategies are increasingly utilized to help predict commercial success, a critical part of the drug development process as new products must be both approved by regulators and adopted by the market. Our goal is to enable the life science industry to use data, modeling, and analytics to make better decisions during drug development and commercialization to increase productivity rates and vastly reduce development costs.
Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way which add to total cost. The pharmaceutical industry spends more than $260 billion annually on R&D. Generally, companies spend an average of $6.2 billion per FDA-approved drug. Our software and scientists incorporate modern advances in scientific understanding, drug development experience, data analysis, and AI resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
Our proprietary biosimulation platforms are built on biology, chemistry, and pharmacology principles with proprietary mathematical algorithms that model how medicines and diseases behave in the body. For over two decades, our scientists have developed and validated our biosimulation technology using data from scientific literature, laboratory research, preclinical and clinical studies. To do this, we have developed solutions for the collection, standardization, validation, storage, and analysis of the preclinical and clinical data needed for MIDD. These data solutions are used internally and by global life sciences companies.
The scientific principles underlying our work with customers in biosimulation and MIDD must be transparent and fully explainable during the regulatory process, so we have become experts at incorporating data and results into regulatory documents. Our software and regulatory services streamline the creation of regulatory filings and speed regulatory data flow to maximize the chances of successful commercialization.

AI and machine learning technologies are being incorporated across our software and services portfolios providing opportunities to expand the number of data sources utilized, better predict outcomes, and streamline reporting. For example, we are using machine learning to automate and speed the process of biosimulation, and we have created an AI application to aid creating regulatory documents from scientific analyses and clinical data. We believe that AI predictive models will continue to enhance the accuracy and usefulness of biosimulation models and be utilized broadly across drug development.
We deliver software and technology-enabled services. Our strategy is to create and apply validated software applications that can be used broadly in the life science industry. We offer services, leveraging our technology, delivered by scientists with extensive drug development experience to aid our clients in applying biosimulation and MIDD to their specific projects.
Since 2014, customers who leverage our solutions have received more than 90% of all new drug approvals by FDA. We have worked with nearly 2,400 life sciences companies and academic institutions and have collaborated on more than 8,000 customer projects in the last decade across a wide variety of therapeutic areas ranging from cancer and hematology to diabetes and hundreds of rare diseases. Our software products are licensed by more than 57,000 users and are also used by 23 global drug regulatory agencies, including the U.S. FDA, Japanese PMDA, and Chinese cFDA.
With continued innovation in and adoption of our biosimulation software, technology, and services, we believe more life science companies worldwide will leverage more of our end-to-end platform to reduce cost, accelerate speed to market, and ensure safety and efficacy of medicines for all patients.
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
•Bookings: Our new bookings represent the estimated contract value of a signed contract or purchase order where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the software and/or services. Bookings vary from period to period depending on numerous factors, including the overall health of the biopharmaceutical industry, regulatory developments, industry consolidation, and sales performance. Bookings have varied and will continue to vary significantly from quarter to quarter and from year to year. See “Risk Factors — Risks Related to Our Business — Our bookings might not accurately predict our future revenue, and we might not realize all or any part of the anticipated revenue reflected in our backlog.”
•Renewal Rates: Our renewal rates measure the percentage of software customers who renew their licenses or subscriptions at the end of the license or subscription periods. The renewal rate is based on revenues and excludes the effect of price increases or expansions.
The table below summarizes our quarterly bookings and renewal rate trends:

	2021					2022					2023
(In Millions)	Q1	Q2	Q3	Q4	FULL YEAR	Q1	Q2	Q3	Q4	FULL YEAR	Q1	Q2	Q3	Q4	FULL YEAR
Bookings	$81.9	$75.1	$72.3	$112.4	$341.7	$108.5	$100.3	$79.8	$120.4	$409.0	$112.7	$85.9	$84.8	$118.9	$402.3
Renewal Rate	92%	90%	87%	96%	92%	92%	92%	93%	88%	91%	90%	93%	86%	85%	88%
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
Competition
The market for our biosimulation products and related services for the biopharmaceutical industry is competitive and highly fragmented. In our view, the principal competitive factors in our market are the functionality and quality of models, the breadth of molecular types, therapeutic areas, and modalities supported, regulator acceptance of our solutions, ease of use and functionality of applications, depth of experience in drug development, brand awareness and reputation, total cost, and the ability to securely integrate with other enterprise applications and the overall drug development process in the customer. For additional information, see “Business — Competition”.
Impact of COVID-19
The continued spread of COVID-19 may adversely impact our business, financial condition or results of operations. As of December 31, 2023, we believe there have been and will be short-term impacts on our business due to new variants of COVID-19. The presence of these new variants has caused a slowdown in closing out clinical trials and delays in regulatory services projects. We believe that these are transitory impacts that we are well-equipped to manage going forward.
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

Management measures operating performance based on adjusted EBITDA defined for a particular period as net income (loss) excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, intangible asset amortization, equity-based compensation expense, goodwill impairment expense, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Management also measures operating performance based on adjusted net income defined for a particular period as net income (loss) excluding, equity-based compensation expense, amortization of acquisition-related intangible assets, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Further, management measures operating performance based on adjusted diluted earnings per share defined for a particular period as adjusted net income divided by the weighted-average diluted common shares outstanding.
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

The following table reconciles net income (loss) to adjusted EBITDA :

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(in thousands)
Net income (loss)(a)	$(55,357)	$14,731	$(13,266)
Interest expense(a)	22,916	17,773	16,837
Interest income(a)	(9,317)	(1,294)	(271)
Provision for income taxes(a)	214	4,024	9,891
Depreciation and amortization expense(a)	1,552	1,731	2,135
Intangible asset amortization(a)	54,519	50,739	42,980
Currency (gain) loss(a)	638	(3,166)	(175)
Equity-based compensation expense(b)	28,300	30,345	29,483
Change in fair value of contingent consideration(d)	24,118	—	—
Goodwill impairment expense(e)	46,984	—	—
Acquisition-related expenses(f)	6,064	2,233	11,241
Integration expense(g)	121	—	31
Transaction-related expenses(h)	—	1,136	2,754
Severance expenses(i)	—	653	60
Reorganization expense(j)	1,660	—	—
Loss on disposal of fixed assets(k)	65	169	351
Executive recruiting expense(l)	631	139	733
First-year Sarbanes-Oxley implementation costs(m)	—	961	929
Adjusted EBITDA	$123,108	$120,174	$103,713

The following table reconciles net income (loss) to adjusted net income:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(in thousands)
Net income (loss) (a)	$(55,357)	$14,731	$(13,266)
Currency (gain) loss(a)	638	(3,166)	(175)
Equity-based compensation expense(b)	28,300	30,345	29,483
Amortization of acquisition-related intangible assets(c)	45,838	43,822	36,413
Change in fair value of contingent consideration(d)	24,118	—	—
Goodwill impairment expense(e)	46,984	—	—
Acquisition-related expenses(f)	6,064	2,233	11,241
Integration expense(g)	121	—	31
Transaction-related expenses(h)	—	1,136	2,754
Severance expenses(i)	—	653	60
Reorganization expense(j)	1,660	—	—
Loss on disposal of fixed assets(k)	65	169	351
Executive recruiting expense(l)	631	139	733
First-year Sarbanes-Oxley implementation costs(m)	—	961	929
Income tax expense impact of adjustments(n)	(30,041)	(17,633)	(15,344)
Adjusted net income	$69,021	$73,390	$53,210

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

Diluted earnings per share(a)	$(0.35)	$0.09	$(0.09)
Currency (gain) loss(a)	—	(0.02)	—
Equity-based compensation expense(b)	0.18	0.19	0.19
Amortization of acquisition-related intangible assets(c)	0.29	0.28	0.24
Change in fair value of contingent consideration(d)	0.15	—	—
Goodwill impairment expense(e)	0.30	—	—
Acquisition-related expenses(f)	0.04	0.01	0.07
Integration expense(g)	—	—	—
Transaction-related expenses(h)	—	0.01	0.02
Severance expenses(i)	—	—	—
Reorganization expense(j)	0.01	—	—
Loss on disposal of fixed assets(k)	—	—	—
Executive recruiting expense(l)	—	—	—
First-year Sarbanes-Oxley implementation costs(m)	—	0.01	0.01
Income tax expense impact of adjustments(n)	(0.19)	(0.11)	(0.10)
Adjusted diluted earnings per share	$0.43	$0.46	$0.34

Basic weighted average common shares outstanding	158,936,251	156,876,942	149,842,668
Effect of potentially dilutive shares outstanding (o)	943,886	2,477,452	4,401,021
Adjusted diluted weighted average common shares outstanding	159,880,137	$159,354,394	154,243,689
__________________________________
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

(o)Represents dilutive shares or potentially dilutive shares that were excluded from the Company's GAAP diluted weighted average common shares outstanding because the Company had a reported net loss and therefore including these shares would have been anti-dilutive.

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

Pinnacle 21, LLC (“Pinnacle”)
On October 1, 2021, we completed the acquisition of 100% of the equity of Pinnacle for a total consideration of $339.1 million, consisting of cash of $266.3 million ($246.9 million net with cash acquired from the acquisition) and 2,239,717 shares of our restricted common stock. Based on our purchase price allocation, approximately $15.8 million, $103.0 million, $24.6 million and $180.9 million of the purchase price was assigned to trademark, acquired software, customer relationships, and goodwill, respectively.

Integrated Nonclinical Development Solutions, Inc.
On January 3, 2022, we completed an acquisition for a total consideration of $8.0 million. The business combination was not significant to our consolidated financial statements. Based on the purchase price allocation, approximately $2.4 million, $1.0 million, $0.1 million, and $2.9 million of the purchase price was assigned to customer relationships, developed technology, non-compete agreements, and goodwill, respectively.
Vyasa Analytics, LLC (“Vyasa”)
On December 28, 2022, we completed the acquisition of Vyasa, a company that provides an AI powered, scalable deep learning software and analytics platform for organizations within healthcare and life sciences, higher education and state and local governments for total consideration of $29.3 million. The business combination was not significant to the Company’s consolidated financial statements.
Based on the Company’s purchase price allocation, approximately $11.4 million, $1.5 million, $0.1 million, $0.1 million and $16.6 million of the purchase price was assigned to developed technology, customer relationships, trademarks, non-compete agreements and goodwill, respectively.
The total estimated consideration includes a portion of contingent consideration that is payable over the next three years in a combination of 70% cash and 30% in shares of our common stock. Future payments of contingent consideration are based on achieving certain eligible revenue thresholds for each of the twelve-month periods ended December 31, 2023, 2024, and 2025, respectively. In December 2023, we modified the acquisition agreement and revised thresholds for eligible revenues. The potential payments range from $0 to $60 million over the three years period. The fair value of the contingent consideration was estimated to be $19.8 million as of the acquisition date. At December 31, 2023, the contingent consideration was remeasured to $45.2 million, resulting in a fair value adjustment of $25.4 million for the year ended at December 31, 2023 and recorded in general and administrative (“G&A”) on the accompanying consolidated statement of operations and comprehensive income (loss).
Drug Interaction Solutions, University of Washington ("DIDB")
On June 20, 2023, we entered into an asset purchase agreement with the University of Washington and completed the acquisition of DIDB, including the Drug Interaction Database and related products, from The University of Washington for a total estimated consideration of $8.3 million. The business combination was not significant to the Company’s consolidated financial statements.
Based on our purchase price allocation, approximately $0.3 million, $5.6 million, $0.4 million, and $2.3 million of the purchase price was assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2.0 million. The fair value of the contingent consideration was estimated to be $0.8 million as of the acquisition date. At December 31, 2023, the contingent consideration was remeasured to $0.1 million, resulting in a negative fair value adjustment of $0.7 million and recorded in G&A on the accompanying consolidated statement of operations and comprehensive income (loss).
Formedix Limited ("Formedix")
On October 10, 2023, we completed the acquisition of Formedix for a total estimated consideration of $41.4 million. The business combination was not material to our consolidated financial statements.
The total estimated consideration included a portion of contingent consideration that is payable over two years in cash, not to exceed $9.0 million. The fair value of the contingent consideration related to revenue threshold was estimated to be $4.4 million as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additional, another portion of the contingent consideration is based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5.2 million as of the acquisition date. At December 31 2023, the contingent consideration related to revenues was remeasured to $3.7 million, resulting in a negative fair value adjustment of $0.7 million and recorded in G&A on the accompanying consolidated statement of operations and comprehensive income (loss).
Based on our purchase price allocation, approximately $11.7 million, $3.1 million, and $25.1 million of the purchase price were assigned to developed technology, customer relationships and goodwill, respectively.
Applied BioMath, LLC ("ABM")
On December 12, 2023, we completed the acquisition of ABM, an industry-leader in providing model-informed drug discovery and development support to help accelerate and de-risk therapeutic research and development, for total estimated consideration of $36.6 million. The business combination was not material to our consolidated financial statements.
Based on our preliminary purchase price allocation, approximately $4.6 million, $0.8 million, $13.7 million and $15.9 million of the purchase price was assigned to developed technology, non-compete agreements, customer relationships and goodwill, respectively.
The total estimated consideration includes a portion of contingent consideration that is payable over two years in cash, not to exceed $17.6 million. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5.4 million as of the acquisition date. At December 31, 2023, the contingent consideration was remeasured to $5.4 million, resulting in fair value adjustment of $23 thousand and recorded in G&A on the accompanying consolidated statement of operations and comprehensive income (loss).
The contingent considerations for all acquisitions were classified as a liability and included in accrued expense and other long term liabilities on our consolidated balance sheet. The contingent consideration related with revenue threshold are remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the consolidated statements of operations and comprehensive income (loss).
The current purchase price allocations for acquisitions of Formedix and ABM are preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized that relate to the fair value of certain tangible assets and liabilities assumed and residual goodwill. We continue to gather information supporting the acquired assets and liabilities, including but not limited to the estimation of the fair value of the identifiable intangible assets, measurement of deferred revenue and corresponding impact on goodwill, during the measurement period. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
For more information about our acquisitions, see Note 5. “Business Combinations” in the notes to the consolidated financial statements.

Results of Operations

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(dollars in thousands)
Statement of operations data:
Revenues	$354,337	$335,644	$286,104
Cost of revenues	141,022	132,577	111,616
Operating expenses:
Sales and marketing	32,022	27,408	20,141
Research and development	34,173	28,205	20,379
General and administrative	95,385	71,773	79,539
Intangible asset amortization	43,973	41,429	38,715
Depreciation and amortization expense	1,552	1,731	2,135
Goodwill impairment expense	46,984	—	—
Total operating expenses	254,089	170,546	160,909
Income (loss) from operations	(40,774)	32,521	13,579
Other expenses:
Interest expense	(22,916)	(17,773)	(16,837)
Net other income (expense)	8,547	4,007	(117)
Total other expenses	(14,369)	(13,766)	(16,954)
Income (loss) before income taxes	(55,143)	18,755	(3,375)
Provision for income taxes	214	4,024	9,891
Net income (loss)	$(55,357)	$14,731	$(13,266)

Comparison of the Years Ended December 31, 2023 and 2022
Revenues

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Software	$131,677	$115,466	$16,211	14%
Services	222,660	220,178	2,482	1%
Total revenues	$354,337	$335,644	$18,693	6%
Revenue increased by $18.7 million, or 6%, to $354.3 million for the year ended December 31, 2023, as compared to the same period in 2022. The overall increase in revenues was primarily due to growth in our software product offerings and technology-driven service from continued demand from existing customers, new product introductions, and client expansions.
Software revenue increased by $16.2 million, or 14%, to $131.7 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase is primarily due to growth in our biosimulation technology-driven software portfolio from continued demand from existing customers,and new product introductions.

Services revenue increased by $2.5 million, or 1%, to $222.7 million for the year ended December 31, 2023, as compared to the same period in 2022. The growth in overall services revenue is primarily attributable to continued growth in biosimulation, partially offset by decrease in regulatory services.
Cost of Revenues

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Cost of revenues	$141,022	$132,577	$8,445	6%
Cost of revenues increased by $8.4 million, or 6%, to $141.0 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to a $4.4 million increase in employee-related costs resulting primarily from billable head count growth, a $4.1 million increase in equity-based compensation cost, a $1.2 million increase in intangible assets amortization, a $0.5 million increase in travel expenses, partially offset by a $0.7 million decrease in consulting and professional services cost, a $0.4 million increase in capitalized software cost, a $0.4 million decrease in miscellaneous expense, and a $0.2 million decrease in cost of licenses.
Sales and Marketing Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Sales and marketing	$32,022	$27,408	$4,614	17%
% of total revenues	9%	8%
Sales and marketing expenses increased by $4.6 million, or 17%, to $32.0 million for the year ended December 31, 2023, as compared to the same period in 2022. Sales and marketing expenses increased primarily due to a $3.8 million increase in employee-related costs resulting primarily from head count growth, a $0.7 million increase in travel related expenses, a $0.4 million increase in marketing costs, partially offset by a $0.3 million decrease in equity-based compensation cost.
Research and Development Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Research and development	$34,173	$28,205	$5,968	21%
% of total revenues	10%	8%
R&D expenses increased by $6.0 million, or 21%, to $34.2 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase in R&D expenses was primarily due to a $7.2 million increase in employee-related costs resulting primarily from head count growth, a $0.5 million increase in travel related expenses, a $0.5 million increase in equity-based compensation cost, and $0.3 million increase in cost of licenses, partially offset by a $2.1 million increase in capitalized cost in R&D, and a $0.4 million decrease in consulting and professional services cost.

General and Administrative Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
General and administrative	$95,385	$71,773	$23,612	33%
% of total revenues	27%	21%
General and administrative expenses increased by $23.6 million, or 33%, to $95.4 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $24.1 million increase related to a change in the fair value of contingent considerations, a $2.4 million increase in business acquisition-related costs, a $2.3 million increase in equipment and software related expenses, a $1.6 million increase in lease abandonment expense, a $1.3 million increase in employee-related costs resulting primarily from head count growth, a $1.2 million increase in professional and consulting costs, and a $0.5 million increase in executive recruiting expense, partially offset by a $6.3 million decrease in equity-based compensation cost, a $1.1 million decrease in insurance costs, a $1.1 million decrease in transaction costs related to public offerings, a $1.0 million decrease related to first-year Sarbanes-Oxley implementation costs, and a $0.5 million decrease in facility lease related expenses.
Intangible Asset Amortization Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Intangible asset amortization	$43,973	$41,429	$2,544	6%
% of total revenues	12%	12%
Intangible asset amortization expense increased by $2.5 million, or 6%, to $44.0 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase in intangible asset amortization was primarily due to a $1.8 million increase in amortization expense from capitalized software and an $0.8 million increase in amortization expense from acquired intangible assets.
Depreciation and Amortization Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Depreciation and amortization	$1,552	$1,731	$(179)	(10)%
% of total revenues	—%	1%
Depreciation and amortization expense decreased by $0.2 million or (10)%, to $1.6 million for the year ended December 31, 2023, as compared to the same period in 2022. The decrease was primarily due to decrease in depreciation from finance lease and furniture, partially offset by increase in depreciation expense from computer equipment.

Goodwill Impairment Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Goodwill impairment expense	$46,984	$—	$46,984	nm
Goodwill impairment expense was $47.0 million for the year ended December 31, 2023 as compared to no goodwill impairment expense for the same period in 2022. The increase in goodwill impairment expense was primarily due to recognizing a goodwill impairment for legacy regulatory and writing reporting unit as the carrying value exceeded its fair value.
Interest Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Interest expense	$22,916	$17,773	$5,143	29%
% of total revenues	6%	5%
Interest expense increased by $5.1 million, or 29%, to $22.9 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to a $10.4 million increase in interest expense on our term loan floating rate debt due to increase in market interest rates, partially offset by a $5.3 million gain from interest swap hedge activities.
Net Other Income (Expense)

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Net other income (expense)	$8,547	$4,007	$4,540	113%
% of total revenues	2%	1%
Net other income (expense) increased by $4.5 million to $8.5 million for the year ended December 31, 2023 as compared to the same period in 2022. The increase in net other income (expense) was primarily due to an $8.0 million increase in interest income, and a $0.2 million decrease in other expenses, partially offset by $3.8 million remeasurement losses related to the fluctuation of foreign currency exchange rates.
Provision for Income Taxes

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Provision for income taxes	$214	$4,024	$(3,810)	(95)%
Effective tax rate	(0.4)%	21.5%
Our income tax expense was $0.2 million, resulting in an effective income tax rate of (0.4)%, for the year ended December 31, 2023, as compared to an income tax expense of $4.0 million, or an effective income tax rate of 21.5%, in 2022. Our income tax expense for the year ended December 31, 2023 was primarily due to the impact of non-deductible items, the impact of valuation allowances recorded against certain tax attributes, and the relative mix of domestic and international earnings.

Net Income (Loss)

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	$	%

	(in thousands)
Net income (loss)	$(55,357)	$14,731	$(70,088)	(476)%
Net loss was $55.4 million, representing a $70.1 million decrease in net income for the year ended December 31, 2023, as compared to the same period in 2022. The decrease was primarily due to a $47.0 million goodwill impairment charge, a $24.1 million increase in expense related to change in the fair value of contingent considerations, a $12.4 million increase in expense from other components of operating expense, a $8.4 million increase in cost of revenues, a $5.1 million increase in interest expense, and a $3.8 million increase in remeasurement losses related to the fluctuation of foreign currency exchange rates, partially offset by a $18.7 million increase in total revenue, a $8.0 million increase in interest income, and a $3.8 million decrease in tax expense.

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
Provision for Income Taxes

	YEAR ENDED DECEMBER 31,		CHANGE
	2022	2021	$	%

	(in thousands)
Provision for income taxes	$4,024	$9,891	$(5,867)	(59)%
Effective tax rate	21.5%	(293.1)%
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

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $82.8 million, $92.5 million, and $60.4 million as a source of funds each year for the years ended December 31, 2023, 2022, and 2021, respectively. Our additional sources of liquidity have included: maintaining adequate balances of cash and cash equivalents, sale of common stock, and accessing our credit facilities and the revolving line of credit. The following table provides a summary of the major sources of liquidity for periods ended December 31, 2023, 2022, and 2021. and as of December 31, 2023, 2022, and 2021.

	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$82,755	$92,543	$60,388
Cash and cash equivalents(1)	$234,951	$236,586	$185,797
Proceeds from sales of common stock	$—	$—	$133,351
Term loan credit facilities	$294,450	$297,470	$300,490
Available revolving line of credit	$100,000	$100,000	$100,000
__________________________________
(1)Cash balance as of December 31, 2023, 2022, and 2021 included $47.3 million, $56.4 million, and $39.8 million, respectively, of cash and cash equivalents held outside of the United States.
Our material cash requirements from known contractual obligations as of December 31, 2023 are as follows:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS

	(in thousands)
Operating leases	$11,563	$4,250	$5,763	$1,550	$—
Principal payments of long-term debt	294,450	3,020	291,430	—	—
Interest on long-term debt(1)	71,911	27,284	44,627	—	—
Total	$377,924	$34,554	$341,820	$1,550	$—
__________________________________
(1)Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of December 31, 2023.
We believe our existing sources of liquidity will be sufficient to meet our working capital, capital expenditures, and contractual obligations for the foreseeable future. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions.
Our future capital requirements, however, will depend on many factors, including funding needed for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” elsewhere in this report.

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$82,755	$92,543	$60,388
Net cash used in investing activities	(79,550)	(27,837)	(269,922)
Net cash provided by (used in) financing activities	(9,447)	(7,363)	123,391
Effect due to foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,505	(4,279)	(524)
Net(decrease) increase in cash, cash equivalents and restricted cash	$(4,737)	$53,064	$(86,667)
Cash paid for interest	19,089	17,268	14,169
Cash paid for income taxes	19,320	10,141	8,595
Operating Activities
Our cash flows from operating activities primarily include net income (loss) adjusted for (i) non-cash items included in net income (loss), such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities for the year ended December 31, 2023 was $82.8 million, compared to $92.5 million for the year ended December 31, 2022. The $9.8 million decrease in cash provided from operating activities was primarily due to decrease in cash inflow from deferred revenues, increase of cash used to pay for liabilities and taxes, partially offset by higher cash collected from accounts receivables, higher revenue converted to cash for the period, and decreased spending on prepared and other assets.
During the year ended December 31, 2022, operating activities provided cash of approximately $92.5 million, compared to $60.4 million for the same period of 2021. The $32.2 million increase in cash from operating activities was primarily due to cash collected from higher revenues and more cash inflow from deferred revenues, partially offset by a decrease in cash used to pay for liabilities and increase in accounts receivables.
During the year ended December 31, 2021, operating activities provided cash of approximately $60.4 million. The $15.6 million increase in cash from operating activities compared to the same period of 2020 was primarily due to a decrease in cash paid in interest and taxes, partially offset by cash paid for accounts payable and accrued expense.
Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was approximately $79.6 million, an increase of $51.7 million, compared to $27.8 million in 2022. The change in investing activities was primarily due to a $48.9 million increase in cash payments in connection with business acquisitions, and a $2.4 million increase in cash utilized in capitalized development costs.
During the year ended December 31, 2022, investing activities used cash approximately $27.8 million, a decrease of $242.1 million, compared to $269.9 million for the year ended December 31, 2021. The change in investing activities was primarily due to a $245.7 million decrease on cash used for business acquisitions, partially offset by cash utilized in capitalized development costs and capital expenditures to support our growth.
During the year ended December 31, 2021, investing activities used approximately $269.9 million of cash, an increase of $261.3 million, compared to $8.6 million in 2020. Cash used in investing activities was primarily for investing in business acquisitions, capitalized software development, and capital expenditures to support our growth.
Financing Activities
During the year ended December 31, 2023, financing activities used cash of approximately $9.4 million, compared to $7.4 million in the same period of 2022. The $2.1 million increase in cash used from financing activities was primarily due to a $3.4 million increase in cash payments in connection with share awards vested and withheld for payroll tax, partially offset by a $1.1 million decrease in cash payments on the financing component of the interest rate swap.
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
Indebtedness
Credit Facilities
We have been a party to a Credit Agreement since August 2017 that provided for a senior secured term loan and commitments under a revolving credit facility. We and our lenders most recently modified the Credit Agreement on June 17, 2021. The maturity date of the term loans under the Credit Agreement is August 2026; the termination date of the revolving credit commitments is August 2025, As of December 31, 2023, we had $294.5 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to either (i) the Eurocurrency rate, with a floor of 0.00%, as adjusted for the reserve percentage required under regulations issued by the Federal Reserve Board for determining maximum reserve requirements with respect to Eurocurrency funding, plus an applicable margin rate of 3.50% for the term loan and between 4.00% and 3.50% for revolving credit loans, depending on the applicable first lien leverage ratio, or (ii) an alternative base rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.50% for the term loan or between 3.00% and 2.50% for revolving credit loans, depending on the applicable first lien leverage ratio (with the ABR determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%), and (c) the Eurocurrency rate plus 1.00%. Additionally, we are obligated to pay commitment fees and other customary fees under the revolving credit facility.
In response to the discontinuation of LIBOR, we executed a LIBOR transition amendment in June 2023, formalizing the replacement of LIBOR with the Secured Overnight Funding Rate (“SOFR”). As part of this modification, a Credit Spread Adjustment (“CSA”) was introduced to aligning SOFR with LIBOR in terms of the overall interest rate earned by lenders under the Credit Agreement. The CSA varied depending on the selected interest period.
All obligations under the Credit Agreement are unconditionally guaranteed by our wholly owned direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors.
As of December 31, 2023, we were in compliance with the covenants of the Credit Agreement.
Income Taxes
We recorded income tax expense of $0.2 million for the year ended December 31, 2023 and income tax expense of $4.0 million for the year ended December 31, 2022.
As of December 31, 2023, we had federal and state NOLs of approximately $1.6 million and $0.04 million, respectively, which are available to reduce future taxable income and expire between 2035 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.3 million and $0 million, respectively, to offset future income taxes, which expire between 2027 and 2028. We also had foreign tax credits of approximately $13.8 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $81.6 million which will start to expire in 2024, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2031 and 2041. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $31.5 million is recorded at December 31, 2023.
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
Consulting Service Revenues
Our primary professional services offering includes consulting services, which may be either strategic consulting services, reporting and analysis services, regulatory writing services, or any combination of the three. Our professional services contracts are either time-and-materials or fixed fee. Services revenues are generally recognized over time as the services are performed. Generally, these services are delivered to customers electronically. Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred. Revenues for fixed price services are generally recognized over time applying input methods to estimate progress to completion. Accordingly, the number of resources being paid for and varying lengths of time they are being paid for, determine the measure of progress.
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
Software as a Service (SaaS) Revenues
SaaS revenues consists of subscription fees for access to, and related support for, our cloud-based solutions. We typically invoice subscription fees in advance in annual installments. The invoice is initially deferred and revenue is recognized ratably over the life of the contract. Our software contracts do not typically include variable consideration, or options for future purchases that would not be similar to the original goods.
Software Services
Maintenance services agreements on perpetual licenses consist of fees for providing software updates and for providing technical support for software products for a specified term. Revenue allocated to maintenance services is recognized ratably over the contract term beginning on the delivery date of each offering. Maintenance contracts generally have a term of one year. While transfer of control of the software training and implementation performance obligations are over time, the services are typically started and completed within a few days. Due to the quick nature of the performance obligation from start to finish and the insignificant amounts, we recognize any software training or implementation revenue at the completion of the service. Any unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

Arrangements with Multiple Performance Obligations
For contracts with multiple performance obligations, such as a software license plus software training, implementation, and/or maintenance/support, or in contracts where there are multiple software licenses, we determine if the products or services are distinct and allocates the consideration to each distinct performance obligation on a relative standalone selling price basis (“SSP”). The delivery of a particular type of software and each of the user licenses would be one performance obligation. Additionally, any training, implementation, or support and maintenance promises as part of the software license agreement would be considered separate performance obligations, as those promises are distinct and separately identifiable from the software licenses. The payment terms in these arrangements are less than one year such that there is no significant financing component to the transaction.
Goodwill and Other Intangible Assets
We assess goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently on an interim basis if we believe indicators of impairment exist. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The application of an interim or the annual goodwill impairment test begins with the identification of reporting units, which requires judgment. We determined that we have three reporting units as of October 1, 2023 and December 31, 2023: the software reporting unit (“Software”), the SimCyp reporting unit (“SimCyp”), and the Drug Development Solutions reporting unit (“CDDS”), which are within a single operating segment of the Company. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Our review of impairment starts with performing a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair value of the reporting units are less than their carrying amounts.
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

We performed the annual goodwill impairment analysis during the fourth quarter. The quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit exceeded its carrying value. During the third quarter of 2023, we performed an interim goodwill impairment test for regulatory writing reporting unit, which was integrated into the CDDS reporting unit at the end of third quarter 2023. The fair value of regulatory writing reporting unit was determined to be less than its carrying value, resulting in a goodwill impairment charge of $47.0 million for the reporting unit. The fair value of that reporting unit was estimated using a combination of the discounted cash flow method and the guideline public company method.
Our other intangible assets primarily consist of customer relationship assets, software products acquired in acquisitions, trade names, software development costs, and non-compete agreements. Other identifiable intangible assets with finite lives, such as software products acquired in acquisitions, non-compete agreements, trade names, customer relationship assets, and patents, are amortized over their estimated lives using either a straight-line method or a method based on pattern of expected economic benefit of the asset as follows: acquired software — 3 to 15 years; non-compete agreements — 2 to 5 years; customer relationships — 11 to 16 years; trade names — 10 to 20 years; and patents — 5 years. The Company evaluates finite intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount.
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
We also estimate the fair value of any contingent consideration using Level 3 unobservable inputs. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. We classified our contingent considerations as liabilities and remeasure the fair value of contingent liabilities related to revenue thresholds quarterly until the contingency are resolved. The changes in fair value will be recognized in earnings in our consolidated statements of operations and comprehensive income (loss).
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk by virtue of our international operations. This risk arises because we use different currencies to recognize revenue and pay operating expenses. We derived 27% of our revenue for the year ended December 31, 2023 from operations outside of the United States. Our strategy for managing foreign currency risk relies on efforts to negotiate customer contracts to receive payment in the same currency used to pay expenses. As of December 31, 2023, we had no outstanding foreign currency forward contracts. Foreign currency exchange rate risk is evidenced in our consolidated financial statements through translation risk and transaction and re-measurement risk.
Translation Risk
We are exposed to movements in foreign currencies, predominately in U.S. dollars, British pounds sterling, Euros, or Japanese yen, with the majority in U.S. dollars. The vast majority of our contracts are entered into by our U.S. and U.K., E.U., and Japanese subsidiaries. Contracts entered into by our U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our other subsidiaries are generally denominated in U.S. dollars, pounds sterling, euros, or Japanese yen, with the majority in U.S. dollars. If the U.S. dollar had weakened 10% or strengthened 10% relative to the pound sterling, the euro, and the Japanese yen in the year ended December 31, 2023, income from operations would have been lower or higher by approximately $2.4 million, based on revenues and costs related to our foreign operations.
Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which we translate each foreign subsidiary’s financial results to U.S. dollars is as follows:
•we translate statement of operations accounts at the exchange rates on the dates those transactions are recognized or the average exchange rates for the relevant monthly period;
•we translate balance sheet asset and liability accounts at the end of period exchange rates; and
•we translate equity accounts at historical exchange rates.
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
Interest Rate Risk
We have borrowings under our Credit Agreement that originally bear interest at a rate per annum equal to either (a) the Eurocurrency rate, with a floor of 0.00%, as adjusted for the reserve percentage required under regulations issued by the Federal Reserve Board for determining maximum reserve requirements with respect to Eurocurrency funding, plus an applicable margin rate of 3.50% for the term loan and between 3.50% and 4.00% for revolving credit loans, depending on the applicable first lien leverage ratio, or (b) an alternative base rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.50% for the term loan or between 3.00% and 2.50% for revolving credit loans, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.5% or (c) the Eurocurrency rate plus 1.0%.
In response to the discontinuation of LIBOR, we executed a LIBOR transition amendment in June 2023, formalizing the replacement of LIBOR with the Secured Overnight Funding Rate (“SOFR”). As part of this modification, a Credit Spread Adjustment (“CSA”) was introduced to aligning SOFR with LIBOR in terms of the overall interest rate earned by lenders under the Credit Agreement. The CSA varied depending on the selected interest period.
As of December 31, 2023, we had $294.5 million of outstanding borrowings on the term loan, no outstanding borrowings under the revolving credit facility.
Each quarter basis point increase in the SOFR rate would increase interest expense on our current variable rate debt by approximately $0.2 million for the year ended December 31, 2023. Our exposure to interest rate risk is minimized by our interest rate swaps. As of December 31, 2023, we recorded the fair value of our interest rate swaps in the amount of $5.6 million as a derivative asset included in prepaid expenses and other assets in our consolidated balance sheets.
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

Item 8. Financial Statements and Supplementary Data.
Certara, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Certara, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Certara, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Revenue Recognition on the Company’s Fixed Price Contract Revenue
As described in Note 2 (q) to the consolidated financial statements, the Company performs professional services under fixed price contracts with the associated revenue recognized over time. For fixed price revenue contracts recognized over time, management utilizes the input method to measure estimated progress to completion.

We identified revenue recognition for fixed contracts as a critical audit matter. The principal consideration for our determination that revenue recognition for fixed price contracts was a critical audit matter is that the measure of progress towards completion is based upon the hours incurred to date as a percentage of the total estimated hours and utilizes assumptions for future hours to complete the performance obligations, and those assumptions have significant estimation uncertainty. A significant change in the assumptions could affect both the profitability of the contract and the amount of revenue and profit recognized in an accounting period. Given these factors, the related audit effort in evaluating management’s judgments in determining the revenue recognition for fixed price contracts was challenging, subjective, and complex and required a high degree of auditor judgment.
Our audit procedures related to testing the existence, accuracy and completeness of the Company’s fixed price contract revenue included the following, among others:
•We obtained an understanding of the relevant controls related to the existence, accuracy and completeness of fixed price contract revenue and tested such controls for design and operating effectiveness, including management review controls.
•We evaluated the reasonableness of management estimates of cost recognition by comparing costs incurred under completed contracts to the costs estimated by management at the inception of the customer agreement.
•We selected a sample of customer contracts and performed the following procedures:
◦We reviewed the terms in the customer contract and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, to determine the revenue recognition conclusions are reasonable.
◦We evaluated management’s estimated cost budget for each selection and compared the actual costs incurred to the amount recognized in accordance with management’s accounting policies.
Valuation of Regulatory Writing Reporting Unit for Goodwill Impairment Testing
As described in Notes 2 (k) and 8 to the consolidated financial statements, during the year ended December 31, 2023, the Company’s recorded $47.0 million of impairment related to the Regulatory Writing reporting unit. The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. The Company identified a triggering event for the Regulatory Writing reporting unit during the third quarter of 2023. The Company determined the fair value of the Regulatory Writing reporting unit using a combination of the income approach using the discounted cash flow method, which discounts forecasted future cash flows expected to be generated, and the market approach, using the guideline public company method, which utilizes information of comparable entities with similar operations and economic characteristics. To quantitatively measure goodwill impairment, the Company compared the fair value of the Regulatory Writing reporting unit to its carrying value. When determining the fair value of the Regulatory Writing reporting unit, management made significant estimates and assumptions, including revenue growth rates, projected operating margins, and discount rates for the income approach and comparable market data for the market approach.
We identified the interim goodwill impairment assessment for the Regulatory Writing reporting unit as a critical audit matter given the significant estimates and assumptions used by management when estimating the fair value of the Regulatory Writing reporting unit, including assumptions related to revenue growth rates, projected operating margins, discount rates and comparable market data. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.
Our audit procedures related to revenue growth rates, projected operating margins, discount rates and comparable market data utilized in the valuation of the Company’s Regulatory Writing reporting unit included the following, among others:
•We obtained an understanding of the relevant controls related to the valuation of the Company’s Regulatory Writing reporting unit and tested such controls for design and operating effectiveness, including management review controls.
•We evaluated the reasonableness of management’s forecasts of revenue growth rates by comparing the forecasts to (1) the historical results, (2) internal communications to management and the Board of Directors, (3) external communications from analysts and investors, as applicable, and (4) external market and industry data.
•We evaluated the reasonableness of management’s forecasted expense growth rates by comparing actual results to management’s historical forecasts and internal communications to management and the Board of Directors.
•We evaluated the reasonableness of management’s selection of comparable entities with similar operations and economic characteristics.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:
◦Evaluating the reasonableness of the discount rate and multiples of earnings of comparable companies by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Evaluating the appropriateness of the valuation methods used by management, testing their mathematical accuracy, and evaluating the allocation of fair value methods used in the analysis.
Valuation of Certain Intangible Assets and Contingent Consideration Related to the Acquisitions of Drug Interaction Solutions, Formedix Limited and Applied BioMath, LLC
As described in Note 5 to the consolidated financial statements, in 2023 the Company completed the acquisitions of Drug Interaction Solutions (DIDB), Formedix Limited (Formedix), and Applied BioMath, LLC (ABM) which resulted in $40.2 million of intangible assets being recorded. Those intangible assets were comprised of developed technologies and database content of $21.9 million, customer relationships of $17.2 million and other intangibles of $1.1 million.
The fair value of the developed technologies and database content and customer relationships acquired were valued at acquisition date using forms of the income approach including the relief from royalty method and multi-period excess earnings method or the cost approach. Key inputs used in the income approaches included estimations of the future cash flows attributable to these intangible assets considering their economic lives and applying appropriate discount rates. The key input used in the cost approach is the estimated cost to recreate the asset.
As a result of the Formedix and ABM acquisitions, the Company also recognized contingent consideration liabilities totaling $9.7 million. Future payments of contingent consideration are based on achieving certain eligible revenue thresholds for specific periods. Total potential payments resulting from the Formedix acquisition range from $0 to $9.0 million over the two-year period. Total potential payments resulting from the ABM acquisition range from $0 to $17.6 million over the two-year period. The liabilities were valued using a valuation model that reflects the use of multiple probabilities. Significant inputs used in the fair value measurement of contingent consideration include expected eligible revenue for the acquired businesses over the relevant measurement periods, probabilities of achieving eligible revenue thresholds, and the volatility assumptions and discount rates associated with the risk of the Company’s future liability payments.
We identified the valuation of developed technologies and database content, customer relationships and contingent considerations related to the acquisitions as a critical audit matter given the significant judgment exercised by management. Determining the valuation of developed technologies and database content and customer relationships led to a high degree of auditor judgment in performing procedures relating to management’s significant assumptions related to the revenue growth rates, costs to recreate, customer attrition rates and discount rates. The determination of the proper valuation of the contingent consideration liabilities by management required judgment and the valuation is based, in part, on unobservable inputs that are sensitive to changes in the probability of achieving the thresholds and volatility assumptions. Given these factors, the related audit effort in evaluating management’s judgments in determining the valuation of such assets and liabilities was challenging, subjective, and complex and required a high degree of auditor judgment. Also, the audit effort involved the use of professionals with valuation skill and knowledge.
Our audit procedures related to the Company’s valuation of the developed technologies and database content, customer relationships and contingent considerations in connection with the aforementioned acquisitions included the following, among others:
•We obtained an understanding of the relevant controls related to the valuation of the contingent consideration liabilities, customer relationships and developed technologies and database content assets and tested such controls for design and operating effectiveness, including management review controls related to the development of significant assumptions.
•We evaluated the reasonableness of management’s forecasts of revenue and customer attrition rates by comparing the forecasts to (1) the historical results, (2) internal communications to management and the Board of Directors, and (3) external market and industry data, as applicable.
•We evaluated the reasonableness of the cost to recreate a similar asset by comparing expected compensation amounts to internal documentation.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodologies and significant assumptions by:
–Evaluating the reasonableness of the discount rates, volatility assumptions and the probability of certain financial forecast scenarios.
–Testing the relevance and reliability of source information underlying the determination of the discount rates and volatility assumptions.

/s/ RSM US LLP
We have served as the Company's auditor since 2022.
Blue Bell, Pennsylvania
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Certara, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Certara, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the December 31, 2023 consolidated financial statements of the Company and our report dated February 29, 2024, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 29, 2024

Report Of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Certara, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Certara, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Tysons, Virginia
March 1, 2022

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$234,951	$236,586
Accounts receivable, net of allowances for credit losses of $1,312 and $1,250, respectively	84,857	82,584
Restricted cash	—	3,102
Prepaid expenses and other current assets	20,393	19,980
Total current assets	340,201	342,252
Other assets:
Property and equipment, net	2,670	2,400
Operating lease right-of-use assets	9,604	14,427
Goodwill	716,333	717,743
Intangible assets, net of $273,522 and $217,705, respectively	487,043	486,782
Deferred income taxes	4,236	3,703
Other long-term assets	3,053	5,615
Total assets	$1,563,140	$1,572,922
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,171	$7,533
Accrued expenses	56,779	35,403
Current portion of deferred revenue	60,678	52,209
Current portion of long-term debt	3,020	3,020
Other current liabilities	4,375	4,993
Total current liabilities	130,023	103,158
Long-term liabilities:
Deferred revenue, net of current portion	1,070	2,815
Deferred income taxes	50,826	65,046
Operating lease liabilities, net of current portion	6,955	10,133
Long-term debt, net of current portion and debt discount	288,217	289,988
Other long-term liabilities	39,209	22,121
Total liabilities	516,300	493,261
Commitments and contingencies
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 and no shares authorized, issued, and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 160,284,901 and 159,676,150 shares issued as of December 31, 2023 and 2022, respectively; 159,848,286 and 159,525,943 shares outstanding as of December 31, 2023 and 2022, respectively	1,603	1,596
Additional paid-in capital	1,178,461	1,150,168
Accumulated deficit	(116,230)	(60,873)
Accumulated other comprehensive loss	(7,593)	(8,230)
Treasury stock at cost, 436,615 and 150,207 shares at December 31, 2023 and 2022, respectively	(9,401)	(3,000)
Total stockholders' equity	1,046,840	1,079,661
Total liabilities and stockholders' equity	$1,563,140	$1,572,922
The accompanying notes are an integral part of the consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2023	2022	2021
Revenues	$354,337	$335,644	$286,104
Cost of revenues	141,022	132,577	111,616
Operating expenses:
Sales and marketing	32,022	27,408	20,141
Research and development	34,173	28,205	20,379
General and administrative	95,385	71,773	79,539
Intangible asset amortization	43,973	41,429	38,715
Depreciation and amortization expense	1,552	1,731	2,135
Goodwill impairment expense	46,984	—	—
Total operating expenses	254,089	170,546	160,909
Income (loss) from operations	(40,774)	32,521	13,579
Other expenses:
Interest expense	(22,916)	(17,773)	(16,837)
Net other income (expense)	8,547	4,007	(117)
Total other expenses	(14,369)	(13,766)	(16,954)
Income (loss) before income taxes	(55,143)	18,755	(3,375)
Provision for income taxes	214	4,024	9,891
Net income (loss)	(55,357)	14,731	(13,266)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $(717), $(916), $195	2,696	(10,490)	(5,154)
Change in fair value of interest rate swap, net of tax of $1,393, 2,056, $(16)	(2,059)	6,186	547
Reclassification of fair value of interest rate swap, net of tax of $0, $0, $(765)	—	—	2,268
Total other comprehensive income (loss)	637	(4,304)	(2,339)
Comprehensive income (loss)	$(54,720)	$10,427	$(15,605)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.35)	$0.09	$(0.09)
Diluted	$(0.35)	$0.09	$(0.09)

Weighted average common shares outstanding:
Basic	158,936,251	156,876,942	149,842,668
Diluted	158,936,251	159,354,394	149,842,668
The accompanying notes are an integral part of the consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDER’S EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of December 31, 2020	152,979,479	$1,529	$884,528	$(62,338)	$(1,587)	$—	$—	$822,132
Equity-based compensation expense, net of forfeiture	(59,148)	—	29,483	—	—	—	—	29,483
Restricted stock and stock units withheld for tax liabilities	—	—	(234)	—	—	(1,100)	(38)	(272)
Issuance common stock from public offerings, net	4,500,000	45	133,306	—	—	—	—	133,351
Common shares issued in connection with Pinnacle acquisition	2,239,717	22	72,738	—	—	—	—	72,760
Change in fair value from interest rate swap, net of tax	—	—	—	—	547	—	—	547
Reclassification of fair value of interest rate swap, net of tax	—	—	—	—	2,268	—	—	2,268
Net loss	—	—	—	(13,266)	—	—	—	(13,266)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,154)	—	—	(5,154)
Balance as of December 31, 2021	159,660,048	1,596	1,119,821	(75,604)	(3,926)	(1,100)	(38)	1,041,849
Equity-based compensation expense, net of forfeiture	(421,624)	(4)	30,349	—	—	—	—	30,345
Restricted stock and stock units withheld for tax liabilities	—	—	2	—	—	(149,107)	(2,962)	(2,960)
Common shares issued for employee share-based compensation	437,726	4	(4)	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	6,186	—	—	6,186
Net income	—	—	—	14,731	—	—	—	14,731
Foreign currency translation adjustment, net of tax	—	—	—	—	(10,490)	—	—	(10,490)
Balance as of December 31, 2022	159,676,150	1,596	1,150,168	(60,873)	(8,230)	(150,207)	(3,000)	1,079,661
Equity-based compensation expense, net of forfeiture	(201,838)	(1)	28,301	—	—	—	—	28,300
Restricted stock and stock units withheld for tax liabilities	—	—	—	—	—	(286,408)	(6,401)	(6,401)
Common shares issued for employee share-based compensation	810,589	8	(8)	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	(2,059)	—	—	(2,059)
Net loss	—	—	—	(55,357)		—	—	(55,357)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,696	—	—	2,696
Balance as of December 31, 2023	160,284,901	$1,603	$1,178,461	$(116,230)	$(7,593)	(436,615)	$(9,401)	$1,046,840
The accompanying notes are an integral part of the consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(55,357)	$14,731	$(13,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,552	1,731	2,135
Amortization of intangible assets	54,519	50,739	42,980
Amortization of debt issuance costs	1,527	1,540	1,531
Provision for credit losses	684	1,072	130
Loss on retirement of assets	65	169	351
Equity-based compensation expense	28,300	30,345	29,483
Change in fair value of contingent considerations	24,118	—	—
Goodwill impairment	46,984	—	—
Lease abandonment expense	1,602	—	—
Unrealized loss on derivative	—	—	1,144
Deferred income taxes	(16,523)	(11,511)	(1,184)
Changes in assets and liabilities
Accounts receivable	152	(15,009)	(10,066)
Prepaid and other assets	711	126	585
Accounts payable, accrued expenses, and other liabilities	(5,607)	9,080	1,130
Deferred revenue	28	9,530	5,435
Net cash provided by operating activities	82,755	92,543	60,388
Cash flows from investing activities:
Capital expenditures	(1,777)	(1,430)	(1,143)
Capitalized software development costs	(13,491)	(11,099)	(7,759)
Investment in intangible assets	(54)	—	—
Business acquisitions, net of cash acquired	(64,228)	(15,308)	(261,020)
Net cash used in investing activities	(79,550)	(27,837)	(269,922)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discounts and commissions	—	—	133,351
Proceeds from borrowings on long-term debt	—	—	89
Payments on long-term debt and finance lease obligations	(3,045)	(3,313)	(3,973)
Payments on financing component of interest rate swap	—	(1,088)	(1,095)
Payment of deferred offering costs	—	—	(1,767)
Payment of debt issuance costs	—	—	(2,942)
Payment of taxes on shares and units withheld for employee taxes	(6,402)	(2,962)	(272)
Net cash provided by (used in) financing activities	(9,447)	(7,363)	123,391
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,505	(4,279)	(524)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,737)	53,064	(86,667)
Cash, cash equivalents, and restricted cash, at beginning of year	239,688	186,624	273,291
Cash, cash equivalents, and restricted cash, at end of year	$234,951	$239,688	$186,624
Supplemental disclosures of cash flow information
Cash paid for interest	$19,089	$17,268	$14,169
Cash paid for taxes	$19,320	$10,141	$8,595
Supplemental schedule of noncash investing and financing activities
Contingent liabilities established in connection with business acquisition	$11,308	$19,813	$—
Operating right-of-use assets recognized upon adoption of ASC 842	$—	$—	$15,857
Operating lease liability recognized upon adoption of ASC 842	$—	$—	$16,809
Common shares issued in connections with the Pinnacle acquisition	$—	$—	$72,760
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
(b)    Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on the disclosures within our consolidated financial statements.
In December 2023, The FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU will be effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of these amendment on the disclosures within our consolidated financial statements.
(c)    Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(d)    Fair Value Measurements
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
The Company utilizes Monte Carlo or a series of black-scholes-merton options models to estimate the fair value of the contingent consideration liabilities of business acquisitions. Significant inputs used in the fair value measurement of contingent consideration include: expected eligible revenue for the acquired businesses over the relevant measurement periods, the risk-profile of the expected eligible revenue for the acquired businesses, the uncertainty regarding the expected eligible revenue for the acquired businesses, the risk-free rate of return, the expected timing at which settlement of the contingent liabilities may occur, and the credit-adjusted discount rate associated with the risk of the Company’s future liability payments. At the acquisition date, the fair value of the contingent consideration liabilities related with eligible revenues was $19,813, $790, $4,380, and $5,357 for the acquisitions of Vyasa Analytics, LLC (“Vyasa”), Drug Interaction Solutions, University of Washington (“DIDB”), Formedix Limited ("Formedix") , and Applied BioMath, LLC (“ABM”), respectively.
The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2023:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL

	(In thousands)
Assets
Money market funds	$147,478	$—	$—	$147,478
Interest rate swap assets	—	5,624	—	5,624
Total assets	$147,478	$5,624	$—	$153,102

Liabilities
Contingent liabilities	$—	$—	$54,457	$54,457
Total liabilities	$—	$—	$54,457	$54,457
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
For the period ended December 31, 2023, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities that were measured at fair value on a recurring basis are acquisition related contingent consideration liabilities.

The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

Year Ended December 31, 2023
(In thousands)
Beginning balance at December 31, 2022	$19,813
Additions	10,527
Payments	—
Change in fair value	24,117
Ending balance at December 31, 2023	$54,457
(e)    Cash and Cash Equivalents and Restricted Cash
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
Restricted cash represents cash that is reserved to provide for a Company credit card program and unexpended restricted grant funds. The restricted cash balance was $0 and $3,102 at December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the carrying values reflected in the consolidated balance sheets reasonably approximate the fair values of cash and cash equivalents and restricted cash due to the short-term maturity of these items.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts presented in the consolidated statements of cash flows:

	DECEMBER 31,
	2023	2022

	(In thousands)
Cash and cash equivalents	$234,951	$236,586
Restricted cash, current	—	3,102
Total cash and cash equivalents, and restricted cash	$234,951	$239,688
(f)    Accounts Receivable
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

$1,312 and $1,250 were provided in the accompanying consolidated financial statements as of December 31, 2023 and 2022, respectively.

	DECEMBER 31,
	2023	2022

	(In thousands)
Trade receivables	$75,410	$72,238
Unbilled receivables	10,405	11,309
Other receivables	354	287
Allowance for credit losses	(1,312)	(1,250)
Accounts receivable, net	$84,857	$82,584
The following is a summary of the changes to the allowance for credit losses as of December 31, 2023 and 2022.

	DECEMBER 31,
	2023	2022

	(In thousands)
Beginning balance	$1,250	$262
Provision for credit losses	684	1,009
Charge-offs, net of recoveries	(622)	(21)
Ending balance	$1,312	$1,250
(g)    Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.
Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for computer and office equipment, the shorter of the useful lives of the improvement or the life of the related lease term for leasehold improvements, and one to three years for purchased software. The Company seeks to match the book useful life of assets to the expected productive lives. Assets deemed to be impaired or no longer productive are written down to their net realizable value. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. An impairment loss would be recorded for the excess of the carrying value of the asset over the estimated fair value. There was no impairment of property and equipment for the years ended December 31, 2023, 2022, and 2021.
(h)    Leases
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
Lessee's ROU assets under ASC 842 are subject to the FASB ASC Subtopic 360-10 impairment guidance applicable to long-lived assets. In the third quarter of 2023, the Company recorded a lease abandonment expense of $1,602 and reduced its lease ROU assets for the same amount in connection with the evaluation of the Company's office space footprint. The expense is included within the general and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss).
(i)    Software Development Costs
Software development costs are accounted for in accordance with FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include primarily salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development (“R&D”) costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). During the years ended December 31, 2023, 2022 and 2021, costs of $13,566, $11,119, and $7,759, respectively, were capitalized related to software development activities. Software development costs for software to be marketed are amortized using the straight-line method over its estimated useful life, which is typically three years. The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. An impairment loss would be recorded for the excess of the carrying value of the asset over the estimated fair value. There was no impairment of software development costs for the years ended December 31, 2023, 2022, and 2021.
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

(k)    Goodwill and Other Intangible Assets
During the third quarter of 2023, the Company streamlined its Integrated Drug Development reporting unit ("IDD") and Regulatory Writing reporting unit into Certara Drug Development Solutions reporting unit (“CDDS”), resulting in aggregation of its four reporting units into three reporting units for goodwill allocation and impairment testing purposes. As of December 31, 2023, the Company had three reporting units – CDDS, Software reporting unit (“Software”), and SimCyp reporting unit (“SimCyp”), which are within a single operating segment of the Company. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. When testing goodwill for impairment, the Company performs a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair values of the reporting units are less than their carrying amounts. If the Company determines that it is not more-likely-than-not that the fair values of the reporting units are less than their carrying values, no further assessment is performed. If the Company determines that it is more-likely-than-not that the fair values of the report units are less than carrying value, the Company proceeds to perform a quantitative goodwill impairment test. If the result of the quantitative test shows that the carrying amount of reporting units exceeds its fair values, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. During the third quarter of 2023, the Company performed interim goodwill impairment tests for Regulatory Writing reporting unit, which was integrated into the CDDS at the end of third quarter 2023. The fair value of Regulatory Writing reporting unit was determined to be less than its carrying value, resulting in a goodwill impairment charge of $46,984 for the reporting unit. The fair value of that reporting unit was estimated using a combination of the discounted cash flow method and the guideline public company method. The decline in the fair value of the Regulatory Writing reporting unit was driven by revised revenue growth and profitability forecasts resulting from certain reductions in our financial planning assumptions.
For the years ended December 31, 2023, 2022, and 2021, the Company performed annual quantitative assessments of goodwill, with the most recent assessment was performed on October 1, 2023. The annual quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit exceeded its carrying value. The Company recorded a goodwill impairment charge of $46,984 for the year ended December 31, 2023. There was no impairment recorded for the years ended December 31, 2022, and 2021.
Other identifiable intangible assets with finite lives, such as software products acquired in acquisitions, non-compete agreements, trade names, customer relationship assets, and patents, are amortized over their estimated useful lives using either a straight-line method or a method based on pattern of expected economic benefit of the asset as follows: acquired software — 3 to 15 years; non-compete agreements — 2 to 5 years; customer relationships — 11 to 16 years; trade names — 10 to 20 years: patents — 5 years. The fair value of the intangible assets acquired were valued at acquisition date using forms of the income approach including the relief from royalty method and multi-period excess earnings method or the cost approach. Key inputs used in the income approaches included estimations of the future cash flows attributable to certain intangible assets, considering their economic lives, and then applying appropriate discount rates. Key inputs used in the cost approaches include the cost of re-creation and appropriate returns on those re-creation efforts. The Company evaluates finite intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount.
There were no impairment charges related to intangible assets for the years ended December 31, 2023, 2022, and 2021.

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
For transactions that are not denominated in the local functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each reporting period. Foreign currency transaction gains and losses are included net within comprehensive gain or loss in the consolidated statements of operations and comprehensive income (loss) and resulted in foreign currency gains (losses) of $(638), $3,166, and $(175) for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The Company had entered into an interest rate swap agreement in May 2022 that pays fixed, receives variable to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. During the quarter ended September 30, 2023, the Company and the counter party amended the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. At December 31, 2023 and 2022, the interest swap had a fair value of $5,624 and $8,374, respectively. The gross fair value recognized in accumulated other comprehensive income was $5,624 and $8,374, respectively, at December 31, 2023 and December 31, 2022.
The Company also had an interest rate swap agreement for a notional amount of $230,000 that fixed the interest rate at 2.1%, non-inclusive of the fixed credit spread through May 31, 2022. On August 31, 2021, the Company entered into an amendment to the interest rate swap agreement. The amended interest rate swap agreement does not in its entirety meet the definition of a derivative instrument because of its off market fixed rate at inception and is deemed to be a hybrid instrument with a financing component and an embedded at-the-market derivative. Such embedded derivative is bifurcated and accounted for separately. At inception, the financing component of $1,966 was recorded at amortized cost. The embedded at-the-market derivative was designated and qualified as a cash flow hedge of interest rate risk for a notional amount of $230,000 that fixed the interest rate at 1.2757%, non-inclusive of the fixed credit spread. Due to an other-than-insignificant financing element on a portion of such hybrid instrument, the cash flows associated with this hybrid instrument were classified as financing activities in the consolidated statements of cash flows. The interest rate swap matured on May 31, 2022. At December 31, 2023, the Company did not record any amounts for the financing component and fair value of the interest rate swap in the consolidated balance sheets. The Company reclassified $3,033 of accumulated comprehensive loss to interest expense in the consolidated statements of operation and comprehensive loss in the second quarter of 2021 due to hedge ineffectiveness.
Excluding the amount reclassified, interest expense (income) on derivative instruments recognized in the Company’s consolidated statements of operations and comprehensive income (loss) were $(5,295), $25, and $726 for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The notional amounts and fair values, locations of derivative instruments in the consolidated balance sheets as of December 31, 2023 were as follows:

Interest rate swap derivative designated as cash flow hedging instruments:	2023	2022

	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$4,473	$4,638
Other long-term assets	$1,151	$3,736
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $4,466.
(n)    Warranty
The Company includes an assurance commitment warranting the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its applications software, warranty costs are insignificant and expensed as incurred.
(o)    Earnings per Share
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
The Company assessed its uncertain tax positions and determined that a liability of $2,708 and $2,818 was required to be recorded for uncertain tax positions as of December 31, 2023 and 2022, respectively. Uncertain tax positions relate primarily to federal and state R&D credits and certain foreign tax assessments. The Company's policy is to recognize interest and penalties as a component of the provision for income taxes. For December 31, 2023 and 2022, the Company recognized interest of $0.1 million and $0.1 million, respectively, and no penalties. The Company does not anticipate any significant changes to its uncertain tax positions during the next twelve months. U.S. federal income tax returns are generally subject to examination for a period of three years after the filing of the return. However, the Internal Revenue Service can audit the NOLs generated in respective years in the years that the NOLs are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.
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
Software as a Service (SaaS) Revenues
SaaS revenues consists of subscription fees for access to, and related support for, the Company’s cloud-based solutions. The Company typically invoices subscription fees in advance in annual installments. The invoice is initially deferred and revenue is recognized ratably over the life of the contract. The Company’s software contracts do not typically include variable consideration or options for future purchases that would not be similar to the original goods.
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
Contract balances at December 31, 2023 and 2022 were as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022

	(In thousands)
Contract assets	$10,405	$11,309
Contract liabilities	$61,748	$55,024
During 2023, the Company recognized revenue of $52,209 related to contract liabilities at December 31, 2022.
The unsatisfied performance obligation as of December 31, 2023 was approximately $123,672. We expect to recognize approximately $105,551 or 85.3% of this revenue over the next 12 months and the remainder thereafter.
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

Capitalized contract acquisition costs were $655 and $981 as of December 31, 2023 and 2022, respectively, and were included in prepaid expenses and other current assets in the consolidated balance sheets.
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
Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(In thousands)
Software licenses transferred at a point in time	$49,754	$46,139	$40,167
Software licenses transferred over time	81,923	69,327	46,658
Service revenues earned over time	222,660	220,178	199,279
Total	$354,337	$335,644	$286,104
(r)    Equity-Based Compensation
The Company measures equity-based compensation at fair value and recognizes the expense over the vesting period. Forfeitures are recognized as they occur for all awards. The fair value of restricted stock, restricted stock units, performance stock units are primarily determined by market price of our common stock on the date of grant. For a specific group of performance stock units, the Monte Carlo simulation model was used to estimate the fair value. Compensation costs for our restricted stock and restricted stock units are recognized on a straight-line basis over the requisite service period. Performance stock units with graded vesting schedule are recognized using graded vesting attribution approach. Performance stock unit represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any increase or decrease in equity-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment.
Compensation costs for our legacy Class B Profits Interest Unit (the “Class B Units”), issued by former parent company, that vested based on continued service requirements and the restricted stock into which they were exchanged are recognized on a straight-line basis over the requisite service period. Compensation costs for our restricted stock exchanged for our legacy Class B Units with performance vesting conditions are recognized using the accelerated attribution approach. Compensation costs for our restricted stock units are recognized on a straight-line basis over the requisite service period.

(s)    Comprehensive Income (Loss)
FASB ASC 220, “Comprehensive Income,” (“ASC Topic 220”) establishes standards for reporting of comprehensive income and its components (revenue, gains, and losses) in a full set of general-purpose financial statements. ASC Topic 220 requires that all components of comprehensive income, including net income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and changes in fair value of derivative instruments (interest rate swap agreements) designated as cash flow hedges, shall be reported to arrive at comprehensive (loss). Comprehensive income (loss) is displayed in the consolidated statements of operations and comprehensive income (loss).
The components of other comprehensive income (loss) consisted of the foreign currency translation adjustments totaling $2,696, $(10,490) and $(5,154), respectively, and the changes in fair value of interest rate swap (excluding $2,268 reclassification, net of tax in 2021), totaling $(2,059), $6,186, and $547 for the years ended December 31, 2023, 2022, and 2021, respectively.
(t)    Reclassification
Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
(u)    COVID-19
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
3.    Public Offerings and Other significant Shareholder Transactions
The Company was party to a registration rights agreement with EQT AB and its affiliates (“EQT”) (collectively, our former controlling shareholder), Arsenal Capital Partners (“Arsenal”), and certain other stockholders, dated December 10, 2020. That agreement was terminated following the sale of all of EQT’s common shares in the Company to Arsenal on December 8, 2022. Arsenal and the Company entered into a new registration rights agreement, dated November 3, 2022 (the “Registration Rights Agreement”), which contains provisions that entitle Arsenal to certain rights to have their securities registered by the Company under the Securities Act. While the Registration Rights Agreement is in effect, Arsenal is entitled to (i) four “demand” registrations, (ii) one underwritten offering in any consecutive 90-day period and (iii) two underwritten offerings in any consecutive 360-day period, subject in each case to certain limitations. In addition, the Registration Rights Agreement provides that the Company will share certain expenses of Arsenal relating to such registrations and indemnify Arsenal against certain liabilities which may arise under the Securities Act.
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
4.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At December 31, 2023 and 2022, the investments were bank deposits and overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of December 31, 2023 and 2022, no customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of the Company’s revenues.
5.    Business Combinations
Acquisitions have been accounted for using the acquisition method of accounting pursuant to FASB ASC 805, “Business Combinations” (“ASC Topic 805”). Amounts allocated to the purchased assets and liabilities assumed are based upon the total purchase price and the estimated fair values of such assets and liabilities on the effective date of the purchase as determined by an independent third party. The results of operations have been included in the Company’s consolidated financial statements prospectively from the date of acquisition.

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
Pinnacle 21, LLC
On October 1, 2021, the Company acquired 100% of the equity of Pinnacle for a total consideration of $339,075, which consisted of cash $266,315 and 2,239,717 shares of the Company's restricted common stock. Pinnacle provides software and services for preparing clinical trial data for regulatory submission. The acquisition executes on the Company’s strategy to invest in innovation to increase the use cases of biosimulation and grow adoption of Certara’s end-to-end platform.
The acquisition of Pinnacle was accounted for as a purchase in accordance with ASC Topic 805, “Business Combinations”, which requires allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. Based on the Company’s purchase price allocation, approximately $103,000, $24,600, $15,800 and $180,947 of the purchase price was assigned to acquired software, customer relationships, trademarks and goodwill, respectively.
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
The total estimated consideration includes a portion of contingent consideration that is payable over the next three years in a combination of 70% cash and 30% Certara common stock. Future payments of contingent consideration are based on achieving certain eligible revenue thresholds for each of the twelve-month periods ended December 31, 2023, 2024, and 2025, respectively. In December 2023, the Company modified the acquisition agreement and revised thresholds for eligible revenues. Potential payments range from $0 to $60,000 over the three years period. The fair value of the contingent consideration was estimated to be $19,813 as of the acquisition date.
At December 31, 2023, the contingent consideration was remeasured to $45,249, resulting in a fair value adjustment of $25,436 and recorded in general and administrative (“G&A”) on the accompanying consolidated statement of operations and comprehensive income (loss).
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
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2,000. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $790 as of the acquisition date. At December 31 2023, the contingent consideration was remeasured to $132, resulting in a negative fair value adjustment of $658 and recorded in G&A on the accompanying consolidated statement of operations and comprehensive income (loss).
Based on the Company’s purchase price allocation, approximately $330, $5,600, $360, and $2,289 of the purchase price were assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact the acquisition was treated as an asset acquisition under the relevant sections of the Internal Revenue Code (“IRC”).
Formedix Limited ("Formedix")
On October 10, 2023, the Company completed the acquisition of Formedix, a provider of clinical metadata repository and clinical trial automation software, for total estimated consideration of $41,389. The business combination was not material to the Company’s consolidated financial statements.
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $9,000. The fair value of the contingent consideration related to revenue threshold was estimated to be $4,380 as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5,161 as of the acquisition date. At December 31 2023, the contingent consideration related to eligible revenue was remeasured to $3,696, resulting in a negative fair value adjustment of $684 and recorded in G&A on the accompanying consolidated statement of operations and comprehensive income (loss).

Based on the Company’s purchase price allocation, approximately $11,700, $3,100, and $25,062 of the purchase price were assigned to developed technology, customer relationships and goodwill, respectively. The Company does not expect goodwill to be deductible due to the fact the Company treated the acquisition as a stock acquisition under the relevant sections of the IRS.
Applied BioMath, LLC ("ABM")
On December 12, 2023, the Company completed the acquisition of ABM, an industry-leader in providing model-informed drug discovery and development support to help accelerate and de-risk therapeutic research and development, for total estimated consideration of $36,594. The business combination was not material to the Company’s consolidated financial statements.
Based on the Company’s preliminary purchase price allocation, approximately $4,600, $800, $13,700 and $15,872 of the purchase price were assigned to developed technology, non-compete agreements, customer relationships and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact the Company treated the acquisition as an asset acquisition under the relevant sections of the IRS.
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $17,550. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5,357 as of the acquisition date. At December 31 2023, the contingent consideration was remeasured to $5,380, resulting in fair value adjustment of $23 and recorded in G&A on the accompanying consolidated statement of operations and comprehensive income (loss).
The contingent considerations for all acquisitions were classified as liability and included in accrued expense and other long term liabilities on the Company’s consolidated balance sheet. The contingent consideration related to eligible revenues that are remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the consolidated statements of operations and comprehensive income (loss).
The current purchase price allocations for acquisitions of Formedix and ABM are preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized that relate to the fair value of certain tangible assets and liabilities assumed, and residual goodwill. The Company continues to gather information supporting the acquired assets and liabilities, including but not limited to the estimation of the fair value of the identifiable intangible assets, measurement of deferred revenue and corresponding impact on goodwill, during the measurement period. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
The Company incurred $200, $1,418, and $936 of transaction costs related to DIDB, Formedix, and ABM acquisitions, which are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

The results of operations of the acquired businesses and the fair value of the acquired assets and liabilities assumed are included in the Company’s consolidated financial statements with effect from the date of the acquisitions. The Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 includes revenue of $3,303 and a net loss of $412 related to the acquired businesses.

Supplemental Pro Forma Information (unaudited)
The following unaudited pro forma consolidated financial information assumes that the three individually immaterial acquisitions occurred on January 1, 2022. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the three acquisitions had been made as of that date.

	YEAR ENDED DECEMBER 31
	2023	2022
	(In thousands)
Revenues	$374,748	$355,983
Net income (loss)	$(57,610)	$10,015
The unaudited pro forma consolidated results for the years ended December 31, 2023 and 2022 primarily include the following pro forma adjustment:
a.Incremental amortization expense, net of tax, related to purchased intangible assets for all three acquisitions in an aggregate amount of $3,457 and $4,171 for the years ended December 31, 2023 and 2022, respectively.

6.    Prepaid expenses and other current assets and Other long-term assets
Prepaid and other current assets consisted of the following:

	DECEMBER 31,
	2023	2022

	(In thousands)
Prepaid expenses	$6,363	$8,389
Income tax receivable	3,395	2,014
Research and development tax credit receivable	5,004	4,207
Current portion of interest rate swap asset	4,473	4,638
Other current assets	1,158	732
Prepaid expenses and other current assets	$20,393	$19,980
Other long-term assets consisted of the following:

	DECEMBER 31,
	2023	2022

	(In thousands)
Long-term deposits	$1,451	$1,150
Interest rate swap asset - long term	1,151	3,736
Deferred financing cost	451	729
Total other long-term assets	$3,053	$5,615

7.    Property and Equipment
Property and equipment consisted of the following:

	DECEMBER 31,
	2023	2022

	(In thousands)
Computer and office equipment	$4,898	$4,575
Furniture	2,489	2,426
Purchased software for internal use	717	701
Leasehold improvements	1,198	1,345
Property and equipment	9,302	9,047
Less: Accumulated depreciation and amortization	(6,632)	(6,647)
Property and equipment, net	$2,670	$2,400
Depreciation and amortization expense was $1,552, $1,731, and $2,135 for the years ended December 31, 2023, 2022, and 2021, respectively.
8.    Goodwill and Other Intangible Assets
The following table presents the Company’s intangible assets (other than goodwill) and the related amortization:

	WEIGHTED AVERAGE AMORTIZATION PERIOD (IN YEARS)	DECEMBER 31, 2023			DECEMBER 31, 2022
		GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET

	(In thousands)
Acquired software	11.95	$160,696	$(32,002)	$128,694	$138,157	$(20,441)	$117,716
Capitalized software development costs	2.57	55,640	(35,227)	20,413	41,323	(26,139)	15,184
Non-compete agreements	4.81	2,358	(1,439)	919	1,543	(1,339)	204
Trade names	13.37	56,823	(15,329)	41,494	56,483	(12,229)	44,254
Customer relationships	9.14	484,873	(189,454)	295,419	466,861	(157,557)	309,304
Patents	3.27	175	(71)	104	120	—	120
Total		$760,565	$(273,522)	$487,043	$704,487	$(217,705)	$486,782
Amortization expense for intangible assets was $54,519, $50,739, and $42,980 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense of $10,546, $9,310, and $4,265 was recorded in cost of revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
The remaining amortization of $43,973, $41,429, and $38,715 was recorded in operating expenses for the years ended December 31, 2023, 2022, and 2021, respectively.

Based on the current amount of intangibles subject to amortization, the estimated annual amortization expense for each of the succeeding five years and thereafter is as follows:

	ACQUIRED SOFTWARE	CAPITALIZED SOFTWARE DEVELOPMENT COSTS	NON- COMPETE AGREEMENTS	TRADE NAMES	PATENTS	CUSTOMER RELATIONSHIPS	TOTAL

	(In thousands)
2024	$13,612	$9,913	$200	$3,110	$71	$36,412	$63,318
2025	13,457	6,812	196	3,110	11	33,672	57,258
2026	13,231	3,688	196	3,110	11	32,758	52,994
2027	11,317	—	176	3,110	11	32,758	47,372
2028	11,108	—	151	3,110	—	32,758	47,127
Thereafter	65,969	—	—	25,944	—	127,061	218,974
Total	$128,694	$20,413	$919	$41,494	$104	$295,419	$487,043
Goodwill
The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. For the years ended December 31, 2023, 2022, and 2021, the Company performed annual quantitative assessments of goodwill, with the most recent assessment was performed on October 1, 2023. The annual quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit exceeded its carrying value.
During the third quarter of 2023, the Company performed interim goodwill impairment tests for Regulatory Writing reporting unit, which was integrated into the CDDS at the end of third quarter 2023. The fair value of Regulatory Writing reporting unit was determined to be less than its carrying value, resulting in a goodwill impairment charge of $46,984 for the reporting unit. The fair value of that reporting unit was estimated using a combination of the discounted cash flow method and the guideline public company method. The decline in the fair value of the Regulatory Writing reporting unit was driven by revised revenue growth and profitability forecasts resulting from certain reductions in our financial planning assumptions. These reductions were primarily attributable to a decrease in demand from certain customer groups for the legacy reporting unit. As the result, the Company recorded impairment charges $46,984 for the year ended December 31, 2023. The Company had not recognized any impairment charges for the years ended December 31, 2022 and 2021.
A reconciliation of the change in the carrying value of goodwill is as follows:

(In thousands)
Balance, December 31, 2021	$703,371
Goodwill associated with 2022 business combinations	19,451
Foreign currency translation	(5,079)
Balance, December 31, 2022	717,743
Goodwill associated with 2023 business combinations	43,223
Foreign currency translation	2,351
Impairment expense	(46,984)
Balance, December 31, 2023	$716,333

9.    Accrued Expenses and Other Long-Term Liabilities
Accrued expenses consist of the following:

	DECEMBER 31,
	2023	2022

	(In thousands)
Accrued compensation	$28,624	$29,518
Legal and professional accruals	3,913	1,297
Interest payable	2,351	176
Income taxes payable	1,010	2,223
Short-term contingent considerations	18,410	—
Accrued business acquisition liabilities	—	700
Other	2,471	1,489
Total accrued expenses	$56,779	$35,403

Other long-term liabilities consist of the following:

	DECEMBER 31,
	2023	2022

	(In thousands)
Uncertain tax position liability	$2,381	$2,308
Contingent consideration	36,828	19,813
Total other long-term liabilities	$39,209	$22,121
10.    Long-Term Debt and Revolving Line of Credit
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
As of December 31, 2023 and 2022, available borrowings under the revolving lines of credits were $100,000, respectively. Available borrowing under the revolving lines of credits of $100,000 as of December 31, 2022, was reduced by $239 standby letter of credit issued to a landlord in lieu of a security deposit.
Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins were based on achieving certain levels of compliance with financial covenants. In response to the discontinuation of LIBOR, the Company executed a LIBOR transition amendment on June 26, 2023, formalizing the replacement of LIBOR with the Secured Overnight Funding Rate (“SOFR”). As part of this modification, a Credit Spread Adjustment (“CSA”) was introduced to aligning SOFR with LIBOR in terms of the overall interest rate earned by lenders under the Credit Agreement. The CSA varied depending on the selected interest period.

The effective interest rate was 8.84% and 5.28% for the years ended December 31, 2023 and 2022, respectively, for the Credit Agreement. As discussed previously, the Company entered into interest rate swap agreements that fixed the interest rate.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $26,202, $15,803, and $11,206 for the years ended December 31, 2023, 2022, and 2021, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $2,400 and $130 at December 31, 2023 and 2022, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $257, $257, and $163 for the years ended December 31, 2023, 2022, and 2021, respectively. There was $2 and $66 accrued interest payable on the revolving line of credit at December 31, 2023 and 2022, respectively.
Long-term debt consists of the following:

	DECEMBER 31,
	2023	2022

	(In thousands)
Term loans	$294,450	$297,470
Revolving line of credit	—	—
Less: debt issuance costs	(3,213)	(4,462)
Total	291,237	293,008
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$288,217	$289,988
The principal amount of long-term debt outstanding as of December 31, 2023, matures in the following years:

	2024	2025	2026	TOTAL

	(In thousands)
Maturities	$3,020	$3,020	$288,410	$294,450
The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2023, the Company was not required to make a mandatory prepayment on the term loan. The Company is required to make a quarterly principal payment of $755 on the term loan.
The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.
11.    Employee Benefit Plan
The Company established a defined contribution 401(k) plan covering all U.S. employees who are at least 21 years of age and who meet IRS requirements for plan eligibility. Employees may contribute to the plan up to 50% of their compensation, which may be further limited by law. In addition, based on IRS guidelines, certain employees are eligible to make an additional catch up contribution. Employees are considered catch-up eligible with respect to a plan year if the participant turns age 50 by the end of the calendar year in which the plan year ends & meets IRS guidance. Catch up contributions & guidance for eligibility are determined & set by the IRS annually. The Company matches employee contributions for a percentage of the employee’s deferral, not to exceed the first 6% of each employee’s compensation.

The Company also operates a Group Personal defined contribution plan (“Plan”) covering all U.K. employees. Employees are auto enrolled in the plan who are at least 22 years of age and paid more than £10 a year of basic salary, up to the State Pension Age. However, all employees who are between the ages of 16 and 75 can elect to join the Plan. Employees may contribute to their personal pension account and then convert that account into income at retirement. The Company contributes an additional 8% of salary for those employees who have registered for the Plan, which exceeds their duties under U.K. autoenrollmentt legislation.
The 401(K) and plan contributions made by the Company were $5,382, $4,746, and $4,138 for the years ended December 31, 2023, 2022, and 2021 respectively.
12.    Commitments and Contingencies
Contingent consideration
In connection with the Vyasa, DIDB, Formedix, and ABM acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. The maximum contingent considerations related to revenue thread for Vyasa, DIDB, Formedix, and ABM to be earned are $60,000, $2,000, $9,000, and $17,550, respectively. In addition, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies related with Formedix acquisition. The contingent liabilities were $55,238 and $19,813 at December 31, 2023 and 2022, respectively.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on the consolidated financial statements as of December 31, 2023.
Assurance-type warranty
The Company includes an assurance commitment warranting the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its applications software, warranty costs are insignificant and expensed as incurred.
For information related to commitments for future minimum lease payments, please see Note 14 – Leases.
13.    Equity-Based Compensation
The Company’s equity-based compensation programs are intended to attract, retain and provide incentives for employees, officers and directors. The Company has the following stock-based compensation plans and programs.
Restricted Stock
The majority of the Company’s restricted stock awarded to its employees was originally issued on December 10, 2020 in exchange for the Class B Units of EQT, which was the former parent of the Company.
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
A summary of the restricted stock in 2023 is shown below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2022	1,402,813	$23.27
Granted	—	—
Vested	(728,534)	23.38
Forfeited	(135,618)	23.00
Non-vested restricted stock as of December 31, 2023	538,661	$23.18
__________________________________
•The number of the restricted stock vested includes 9,416 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
The Company did not authorize or issue any restricted stock during the year ended December 31, 2023. Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $801, $2,537 and $12,349 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the accelerated attribution approach was $934. The unrecognized compensation expense for the category at December 31, 2023 is expected to be recognized over a weighted-average period of 14.4 months.
Equity-based compensation expenses related to the time-based restricted stock were $1,313, $3,166 and $3,104 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach were $1,170. The unrecognized compensation expense for the category at December 31, 2023 is expected to be recognized over a weighted-average period of 17.2 months.
Equity-based employee compensation expenses related to the time-based restricted stock for the Pinnacle acquisition were $983, $1,169, and $292 for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $318. The unrecognized compensation expense for the category at December 31, 2023 is expected to be recognized over a weighted-average period of 9 months.
2020 Incentive Plan
In order to align the Company’s equity compensation program with public company practices, the Company’s Board of Directors adopted and stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan allows for grants of non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, directors, officers, and consultants or advisors of the Company. The 2020 Incentive Plan allows for 20,000,000 shares (the “plan share reserve”) of common stock to be issued. No more than the number of shares of common stock equal to the plan share reserve may be issued in the aggregate pursuant to the exercise of incentive stock options. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1,000,000 in total value, except for certain awards made to a non-executive chair of our Board of Directors. At December 31, 2023, there was 15,454,916 shares reserved for future issuance.
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
Restricted Stock Units (“RSUs”)
RSUs represent the right to receive shares of the Company’s common stock at a specified date in the future. During year ended December 2023, the Company granted 1,718,670 RSUs under the 2020 Incentive Plan that generally vest over an average three-year period. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.
A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2022	2,005,095	$24.71
Granted	1,718,670	23.35
Vested	(801,476)	25.28
Forfeited	(333,886)	23.63
Non-vested RSUs as of December 31, 2023	2,588,403	$23.77
The weighted average grant date fair values per share of RSUs granted during 2023, 2022, and 2021 were $23.35, $21.98, and 29.19, respectively. The total fair value of RSUs vested during 2023, 2022, and 2021 were $20,261, $12,395, and $569, respectively.
Equity-based compensation expense related to the RSUs was $26,734, $19,012 and $8,257 for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, the total unrecognized equity-based compensation expense related to outstanding RSUs was $40,639, which is expected to be recognized over a weighted-average period of 22.0 months.
The number of RSUs vested in 2023 includes 276,992 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Performance Restricted Stock Units (“PSUs”)
PSUs are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds for individual PSU plans including year over year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2023 also contain a market condition.
Equity-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. The following table presents a summary of activity on the PSUs for the period ended December 31, 2023.

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2022	654,308	$23.99
Granted	484,885	27.00
Vested	(195,672)	26.93
Forfeited	(94,054)	25.71
Non-vested PSUs as of December 31, 2023	849,467	$24.84
The weighted average grant date fair values per share of PSUs granted during 2023, 2022, and 2021 were $27.00 and $22.25, and $27.36, respectively. The total fair values of PSUs vested were $5,269 and $305 during 2023 and 2022. There were no PSU shares vested during 2021.
Equity-based compensation expense related to the PSUs was $(1,531), $4,462, and $5,481 for the years ended December 31, 2023, 2022, and 2021. At December 31, 2023, the total unrecognized equity-based compensation expense related to outstanding PSUs was $448, which is expected to be recognized over a weighted-average period of 10.5 months.
The grant date fair values for 2023 PSU were determined based on Monte Carlo price model and the valuation assumptions noted in the following table.

Year Ended December 31,
2023

Expected dividend yield	—
Volatility	61.4% - 61.9%
Expected term (years)	2.54 - 2.74
Risk-free interest rate	3.89%- 4.29%

In March 2023, the Company modified the 2022 PSU agreement to adjust criteria regarding the inclusion of merger and acquisition revenues in the second and third years of the performance period, as well as the corresponding base years. 12 participants were affected by this modification The incremental cost recognized related to the modification was $651 as of December 31, 2023. Additionally, in March 2022, the Company made a minor update to the 2021 PSU agreement and determined that immaterial acquisitions would not be excluded from the current measurement year's calculation of revenue. 17 participants were affected by this modification. $37 and $221 increment costs were recognized as of December 31, 2023 and 2022, respectively.

Equity-based compensation expense
The following table summarizes the components of total equity-based compensation expense included in the consolidated statements of operations and comprehensive income (loss) for each period presented:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(In thousands)
Cost of revenues	$11,545	$7,494	$5,193
Sales and marketing	1,763	2,091	2,204
Research and development	6,316	5,829	2,872
General and administrative expenses	8,676	14,931	19,214
Total	$28,300	$30,345	$29,483
The tax benefit related to compensation expense was $3,797, $1,933, and $117 for the year ended December 31, 2023, 2022, and 2021.

14.    Leases
The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms from less than one to four years, excluding the leases assumed from recent acquisitions.
Operating lease ROU assets are included in other asset while finance lease ROU assets are included in property and equipment, net in the consolidated balance sheets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the consolidated balance sheets. Current finance lease liabilities are included in other current liabilities and other long-term liabilities in the consolidated balance sheets.
The following table presents information about the operating and finance lease right-of-use assets and lease liabilities as well as lease term and discount rates:

Lease right-of-use assets, lease liabilities, lease term and discount rate:	December 31, 2023	December 31, 2022

	(In thousands)
Lease right of use assets
Operating leases	$9,604	$14,427
Financing leases	—	24
	$9,604	$14,451
Lease liabilities
Current
Operating leases	$4,375	$4,968
Financing leases	—	25
Noncurrent
Operating leases	6,955	10,133
Financing leases	—	—
	$11,330	$15,126

	For the year ended December 31, 2023	For the year ended December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	3.5	3.90
Financing leases	—	0.08

Weighted-average discount rate:
Operating leases	3.37%	3.45%
Financing leases	—%	6.19%

The components of total lease cost were as follows:

	December 31, 2023	December 31, 2022

	(In thousands)
Operating lease cost	$4,813	$4,978
Short-term lease cost	740	729
Variable lease cost	(190)	191
Sublease income	(399)	(379)
Finance lease cost:
Amortization of right-of-use assets	46	254
Interest on lease liabilities	—	11
Total lease cost	$5,010	$5,784
Supplemental cash flow and non-cash flow information was as follows:

	December 31, 2023	December 31, 2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$11
Operating cash flows from operating leases	$4,949	$5,360
Financing cash flows from finance leases	$25	$293
Right-of-use assets obtained in exchange for new and remeasured operating leases	$803	$2,501
Right-of-use assets obtained through acquisition	$644	$129

The following table summarizes by year the maturities of our minimum lease payments as of December 31, 2023.

OPERATING LEASES

(In thousands)
Year ending December 31,
2024	$4,250
2025	3,489
2026	2,274
2027	1,022
2028	528
Thereafter	—
Total future lease payments	11,563
Less: imputed interest	(233)
Total	$11,330

Lease abandonment
In the third quarter of 2023, the Company recorded a lease abandonment expense of $1,602 and reduced its lease ROU assets for the same amount in connection with the evaluation of the Company's office space footprint. This expense is included within the general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss.

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

The following table summarizes revenue by geographic area:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(In thousands)
Revenue(1):
Americas	$265,063	$252,921	$205,377
EMEA	63,567	57,002	56,410
Asia Pac	25,707	25,721	24,317
Total	$354,337	$335,644	$286,104
__________________________________
(1)Revenue is attributable to the countries based on the location of the customer
The following table summarizes property, plant and equipment, net by geographic area as of December 31, 2023 and 2022:

	DECEMBER 31,
	2023	2022

	(In thousands)
Property, plant and equipment, net:
Americas	$1,824	$1,406
EMEA	622	732
Asia Pac	224	262
Total	$2,670	$2,400
16.    Income Taxes
The components of income (loss) before income taxes were as follows:

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

	(In thousands)
Domestic	$(60,587)	$9,456	$(10,373)
Foreign	5,444	9,299	6,998
Total	$(55,143)	$18,755	$(3,375)

The components of provision for (benefit from) income taxes were as follows:

	DECEMBER 31,
	2023	2022	2021

	(In thousands)
Current tax provision
Federal	$3,986	$1,882	$451
State and local	3,976	3,335	1,798
Foreign	8,775	10,318	8,826
Total current	16,737	15,535	11,075
Deferred tax benefit
Federal	(10,957)	(6,788)	(4,416)
State and local	(2,835)	(2,190)	(1,156)
Foreign	(2,731)	(2,533)	4,388
Total deferred	(16,523)	(11,511)	(1,184)
Total provision (benefit)	$214	$4,024	$9,891
The effective income tax rate was (0.39)%, 21.46%, and (293.06)% for the years ended December 31, 2023, 2022 and 2021, respectively. The primary reconciling items between the statutory income tax rate of 21% and the effective income tax rate were as a result of the following:

	DECEMBER 31,
	2023		2022		2021

	(In thousands, except for percentage)
Tax at U.S. federal statutory rate	$(11,580)	21.00%	$3,939	21.00%	$(709)	21.00%
State taxes, net of federal benefit	136	(0.25)%	967	5.16%	226	(6.71)%
Foreign rate differential	4,552	(8.26)%	3,545	18.90%	3,872	(114.72)%
Permanent items	5,205	(9.44)%	(1,227)	(6.54)%	(670)	19.84%
Equity compensation	1,582	(2.87)%	2,278	12.15%	3,534	(104.70)%
GILTI inclusion	2,374	(4.30)%	451	2.41%	540	(16.00)%
Tax credits	(10,031)	18.19%	(6,427)	(34.27)%	(7,060)	209.19%
Rate change	(237)	0.43%	(605)	(3.23)%	5,256	(155.75)%
Other adjustments	4,148	(7.52)%	(4,554)	(24.28)%	3,131	(92.76)%
Return to provision adjustments	(1,288)	2.34%	(405)	(2.16)%	(66)	1.95%
Valuation allowance	5,353	(9.71)%	6,062	32.32%	1,837	(54.40)%
Effective tax rate	$214	(0.39)%	$4,024	21.46%	$9,891	(293.06)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	DECEMBER 31,
	2023	2022

	(In thousands)
Deferred tax assets
Accounts receivable	$341	$279
Accrued compensation	4,033	4,385
Accrued expenses	27	529
Deferred revenue	2,061	392
Net operating loss carryforwards	17,192	14,264
R&D credit carryforward	4,172	3,918
Foreign tax credits	14,970	12,131
Equity based compensation	4,600	4,752
Other assets	—	189
Interest expense	195	103
Lease liability	2,295	3,136
Section 174	11,455	9,425
Total gross deferred tax asset	61,341	53,503
Less: Valuation allowance	(31,500)	(25,732)
Net deferred tax asset	29,841	27,771
Deferred tax liabilities
Property, equipment, and other long-lived assets	(223)	(152)
Goodwill and intangible assets	(71,253)	(82,100)
Prepaid expenses	(1,715)	(1,820)
Interest rate hedge	(1,393)	(2,085)
Right-of-use (ROU) Asset	(1,847)	(2,957)
Total gross deferred tax liability	(76,431)	(89,114)
Net deferred tax liability	$(46,590)	$(61,343)
The net change in the total valuation allowance resulted in an increase of $5,768 in 2023 compared to an increase of $7,497 in 2022. The valuation allowance is determined separately for each jurisdiction. A U.S. valuation allowance was required against the foreign tax credit carryforward. At the foreign subsidiaries, the valuation allowance was primarily related to foreign net operating losses that, in the judgment of management, are not more likely than not to be realized..
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and carryforward attributes can be utilized. Management considered the reversal of deferred tax liabilities in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance, at December 31, 2023.
At December 31, 2023, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,626 majority of which will expire if unused in years 2035 through 2036. The Company has net operating loss carryforwards for state income tax purposes of approximately $43, which will expire if unused in years 2029 through 2040. The Company has foreign net operating loss carryforwards of $81,616 which will expire if unused starting in 2024.
The Company has $324 of federal research and development credits that will expire if unused in years 2027 through 2028 and $297 of foreign research and development credits that will expire if unused by 2029. The Company has foreign tax credits of $13,866 that will expire if unused in years 2027 through 2033, and also Canadian investment tax credits of $3,872 which will expire if unused in years 2031 through 2041.
The Company has net operating losses and tax credits that are subject to limitation under Internal Revenue Code Section 382 and Section 383 due to changes in ownership. The Company has analyzed the realizability of these tax attributes carried forward and have recorded deferred tax assets for the attributes that meet the more-likely-than-not realizability threshold.
Foreign undistributed earnings were considered permanently invested, therefore no provision for US income taxes was accrued as of December 31, 2023 and 2022, with the exception of the withholding tax liability of $168 on the potential repatriation from Certara Canada Corporation.
The Company assessed its uncertain tax positions and determined that a liability of $2,708 and $2,818 was required to be recorded for uncertain tax positions as of December 31, 2023 and 2022, respectively. Uncertain tax positions relate primarily to federal and state R&D credits and certain foreign tax assessments. The Company's policy is to recognize interest and penalties as a component of the provision for income taxes. For December 31, 2023 and 2022, the Company recognized interest of $0.1 million and $0.1 million, respectively and no penalties. For December 31, 2022 the Company recognized neither interest or penalties. The Company does not anticipate any significant changes to its uncertain tax positions during the next twelve months.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(In thousands)
Balance at December 31, 2021	$1,059
Additions for tax positions related to the current year	205
Additions for tax positions of prior years	1,554
Balance at December 31, 2022	2,818
Additions for tax positions related to the current year	309
Additions for tax positions of prior years	17
Reductions for tax positions of prior years	(436)
Balance at December 31, 2023	$2,708
The uncertain tax positions, inclusive of interest and exclusive penalties, were $2,708 and $2,818 as of December 31, 2023 and December 31, 2022, respectively, which also represents potential tax benefits that if recognized, would impact the effective tax rate.
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

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous longstanding tax principles. Changes include imposing a global minimum corporation tax of 15% and introducing new filing obligations. These changes are being adopted and implemented by many of the countries in which we do business. Specifically, in December 2022, the EU adopted a directive issued by the European Commission requiring EU members to implement the OECD's global minimum tax rules in part by January 1, 2024 and fully by January 1, 2025. The Company does not expect to be subject to the global minimum corporation tax.
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

	YEAR ENDED DECEMBER 31,
	2023		2022		2021

	(In thousands, except per share and share data)
Basic earnings per share
Net income (loss) available to common shareholders	$(55,357)		$14,731		$(13,266)
Basic weighted-average common shares outstanding	158,936,251		156,876,942		149,842,668
Basic earnings per common share	$(0.35)		$0.09		$(0.09)

Diluted earnings per share
Net income available to common shares	$(55,357)		$14,731		$(13,266)
Basic weighted-average common shares outstanding	158,936,251		156,876,942		149,842,668
Dilutive potential common shares	—	(1)	2,477,452	(2)	—	(2)
Diluted weighted-average common shares outstanding	158,936,251		159,354,394		149,842,668
Diluted earnings per common share	$(0.35)		$0.09		$(0.09)
__________________________________
(1)For the year ended December 31, 2023 and 2021, the Company excluded the restricted stock, RSUs, and PSUs from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.
(2)For the year ended December 31, 2022, the Company excluded certain potentially dilutive securities attributable to outstanding RSUs and restricted stock from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2023 included in this Report, has also audited the effectiveness of Certara’s internal control over financial reporting as of December 31, 2023. The report of RSM US LLP is included under Item 8 of this Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None
(b) Director and Officer 10b5-1 Trading Arrangements

Our directors and officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them.
On November 20, 2023, Patrick F. Smith, President, Certara Drug Development Solutions, adopted a Rule 10b5-1 trading plan. The plan provides for the potential sale, on the dates and prices set forth in the plan, of up to 26,382 shares of our common stock from February 20, 2024, through April 30, 2024.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.
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
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)Financial Statement Schedules
Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
(3)List of Exhibits required by Item 601 of Regulation S-K
Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8-K	001-39799	2.1	8/5/2021
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Amended and Restated Bylaws of Certara, Inc.	S-8	333-251368	4.2	12/15/2020
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-250182	4.1	12/03/2020
4.2	Description of Certara, Inc.’s Securities	10-K	001-39799	4.2	3/15/2021
10.1	Credit Agreement, dated as of August 15, 2017, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.3	11/18/2020
10.2	First Amendment, dated as of January 24, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.4	11/18/2020

10.3	Second Amendment, dated as of April 3, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc. (f/k/a EQT Avatar Intermediate, Inc.), Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.5	11/18/2020
10.4	Third Amendment, dated as of June 17, 2021, to the Credit Agreement, among Certara Holdings, Inc., Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc., Bank of America, N.A., as Administrative Agent for the lenders from time to time party thereto and collateral agent for the secured parties thereunder	8-K	001-39799	10.1	6/22/2021
10.5	Loan Guaranty, dated as of August 15, 2017, by and among the Loan Guarantors, as defined therein, and Jefferies Finance LLC, as Administrative Agent	S-1/A	333-250182	10.6	11/18/2020
10.6	Pledge and Security Agreement, dated as of August 15, 2017, by and among the Grantors, as defined therein, and Jefferies Finance LLC, as Agent	S-1/A	333-250182	10.7	11/18/2020
10.7	Loan Agreement, dated as of July 6, 2017, between Santo Holding (Deutschland) GmbH and Certara, Inc. (f/k/a EQT Avatar Topco, Inc.)	S-1/A	333-250182	10.8	11/18/2020
10.8*	Form of Indemnification Agreement between Certara, Inc. and directors and executive officers of Certara, Inc.	S-1/A	333-250182	10.9	11/25/2020
10.9*	Employment Agreement, dated as of May 14, 2019, by and among EQT Avatar Parent L.P., Certara USA, Inc. and William Feehery	S-1/A	333-250182	10.10	11/18/2020
10.10*	Employment Agreement, dated September 26, 2018 between Certara UK Limited and Robert Aspbury	10-K	001-39799	10.21	3/1/2022
10.11*	Employment Agreement, dated as of July 20, 2020, between Certara USA, Inc. and Leif E. Pedersen	10-K	001-39799	10.12	3/15/2021
10.12*	Employment Agreement Dated as of July 11, 2014, between Certara USA, Inc. and M. Andrew Schmick.*	10-K	001-39799	10.11	3/15/2021
10.13*	Employment Agreement, dated as of September 2, 2016, between D3 MEDICINE LLC, Certara USA, Inc. and Patrick Smith	10-K	001-39799	10.12	3/1/2023
10.14*	Amended and Restated Employment Agreement dated as of November 7, 2023 between the Company and John E. Gallagher.*	10-Q	001-39799	10.1	11/08/2023
10.15	Form of Exchange Acknowledgement and Agreement	S-1/A	333-250182	10.19	12/03/2020
10.16	Form of Stock Restriction Agreement*	S-1/A	333-250182	10.20	12/03/2020
10.17	Form of Restricted Stock Unit Grant and Award Agreement (Certara, Inc. 2020 Incentive Plan)	10-K	001-39799	10.14	3-15-2021
10.18	Certara, Inc. 2020 Incentive Plan	S-1/A	333-250182	10.18	11/25/2020

10.19	Form of 2022 Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan	10-Q	001-39799	10.1	5/7/2021
10.20	2022 Amended and Restated Form of PSU Grant Award Agreement**	10-Q	333-250182	10.2	5/8/2023
10.21	Form of PSU Grant and Award Agreement (2023 Grants) **	10-Q	001-39799	10.3	5/8/2023
10.22	Certara, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-250182	10.21	11/25/2020
10.23	Certara, Inc. Directors Deferral Plan*	10-K	001-39799	10.18	3/15/2021
10.24	Letter Agreement Dated as of November 3, 2022, by and among Certara, Inc. and Arsenal Saturn Holdings LP.	8-K	001-39799	10.1	11/7/2022
10.25	Stockholders Agreement, dated as of November 3, 2022, by and among Certara, Inc. and the other parties thereto	8-K	001-39799	10.2	11/7/2022
10.26	Registration Rights Agreement, dated as of November 3, 2022, by and among Certara, Inc. and the other parties thereto	8-K	001-39799	10.3	11/7/2022
10.27	LIBOR Transition Amendment.	10-Q	001-39799	10.1	8/9/2023
10.28	Clawback Policy Effective December 1, 2023*
16.1	Letter from CohnReznick LLP to the Securities and Exchange Commission, dated March 30, 2022	8-K	001-39799	16.1	3/30/2022
21.1	Subsidiaries of the Registrant
23.1	Consent of CohnReznick LLP
23.2	Consent of RSM US LLP
24.1	Power of Attorney (included in the signature page to this Annual Report)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

CERTARA, INC.

Date: February 29, 2024	By:	/s/ WILLIAM F. FEEHERY
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2024	By:	/s/ JOHN E. GALLAGHER III
	Name:	John E. Gallagher III
	Title:	Chief Financial Officer (Principal Financial Officer)
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William F. Feehery, John E. Gallagher III and Richard M. Traynor and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM F. FEEHERY	Chief Executive Officer and Director	February 29, 2024
William F. Feehery	(Principal Executive Officer)

/s/ JOHN E. GALLAGHER III	Senior Vice President and	February 29, 2024
John E. Gallagher III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES CASHMAN III	Chairman	February 29, 2024
James E. Cashman III

/s/ ERAN BROSHY	Director	February 29, 2024
Eran Broshy

/s/ CYNTHIA COLLINS	Director	February 29, 2024
Cynthia Collins

/s/ ROSEMARY CRANE	Director	February 29, 2024
Rose Crane

/s/ NANCY KILLEFER	Director	February 29, 2024
Nancy Killefer

/s/ STEPHEN MCLEAN	Director	February 29, 2024
Stephen McLean

/s/ DAVID SPAIGHT	Director	February 29, 2024
David Spaight

/s/ MATTHEW WALSH	Director	February 29, 2024
Matthew Walsh