Form 10-Q
period 2024-03-31
Certara, Inc.
filed 2024-05-07
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 01, 2024, the registrant had 160,841,451 shares of common stock, par value $0.01 per share, outstanding.

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
•any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective; and

•the other factors described elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”), and in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).
You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our 2023 Annual Report and subsequent SEC filings , which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report. Such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	MARCH 31, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$224,776	$234,951
Accounts receivable, net of allowance for credit losses of $1,341 and $1,312, respectively	80,949	84,857
Prepaid expenses and other current assets	22,732	20,393
Total current assets	328,457	340,201
Other assets:
Property and equipment, net	2,846	2,670
Operating lease right-of-use assets	14,292	9,604
Goodwill	715,620	716,333
Intangible assets, net of accumulated amortization of $289,090 and $273,522, respectively	473,687	487,043
Deferred income taxes	4,236	4,236
Other long-term assets	3,240	3,053
Total assets	$1,542,378	$1,563,140
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,733	$5,171
Accrued expenses	32,744	56,779
Current portion of deferred revenue	56,801	60,678
Current portion of long-term debt	3,020	3,020
Other current liabilities	4,331	4,375
Total current liabilities	100,629	130,023
Long-term liabilities:
Deferred revenue, net of current portion	1,437	1,070
Deferred income taxes	46,307	50,826
Operating lease liabilities, net of current portion	11,631	6,955
Long-term debt, net of current portion and debt discount	287,772	288,217
Other long-term liabilities	40,244	39,209
Total liabilities	488,020	516,300
Commitments and contingencies
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 160,687,886 and 160,284,901 shares issued as of March 31, 2024 and December 31, 2023, respectively; 160,191,094 and 159,848,286 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	1,607	1,603
Additional paid-in capital	1,191,237	1,178,461
Accumulated deficit	(120,913)	(116,230)
Accumulated other comprehensive loss	(7,036)	(7,593)
Treasury stock at cost, 496,792 and 436,615 shares at March 31, 2024 and December 31, 2023, respectively	(10,537)	(9,401)
Total stockholders' equity	1,054,358	1,046,840
Total liabilities and stockholders' equity	$1,542,378	$1,563,140
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2024	2023
Revenues	$96,654	$90,301
Cost of revenues	39,255	34,856
Operating expenses:
Sales and marketing	10,687	8,002
Research and development	11,995	9,287
General and administrative	22,979	19,772
Intangible asset amortization	12,593	10,535
Depreciation and amortization expense	432	411
Total operating expenses	58,686	48,007
Income (loss) from operations	(1,287)	7,438
Other income (expenses):
Interest expense	(5,751)	(5,475)
Net other income	1,604	506
Total other expenses	(4,147)	(4,969)
Income (loss) before income taxes	(5,434)	2,469
Provision (benefit) for income taxes	(751)	1,111
Net income (loss)	(4,683)	1,358
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $60, $(182), respectively	(7)	2,601
Change in fair value from interest rate swap, net of tax of $186, $(588), respectively	564	(1,691)
Total other comprehensive income	557	910
Comprehensive income (loss)	$(4,126)	$2,268

Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Weighted average common shares outstanding:
Basic	159,524,270	158,177,025
Diluted	159,524,270	159,727,412
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of December 31, 2022	159,676,150	$1,596	$1,150,168	$(60,873)	$(8,230)	(150,207)	$(3,000)	$1,079,661
Equity-based compensation expense, net of forfeiture	—	—	8,543	—	—	—	—	8,543
Common shares issued for share-based compensation awards and shares withheld for tax	608,179	6	(4)	—	—	(228,159)	(5,419)	(5,417)
Restricted stock forfeiture*	(66,220)	(1)	1	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	1,358	—	—	—	1,358
Foreign currency translation adjustment, net of tax	—	—	—	—	2,601	—	—	2,601
Balance as of March 31, 2023	160,218,109	$1,601	$1,158,708	$(59,515)	$(7,320)	(378,366)	$(8,419)	$1,085,055

Balance as of December 31, 2023	160,284,901	$1,603	$1,178,461	$(116,230)	$(7,593)	(436,615)	$(9,401)	$1,046,840
Equity-based compensation expense, net of forfeiture	—	—	9,073	—	—	—	—	9,073
Common stock withheld for tax liabilities	—	—	—	—	—	(60,177)	(1,136)	(1,136)
Common shares issued for employee share-based compensation	188,293	2	(2)	—	—	—	—	—
Common shares issued for contingent consideration	214,692	2	3,705	—	—	—	—	3,707
Change in fair value from interest rate swap, net of tax	—	—	—	—	564	—	—	564
Net loss	—	—	—	(4,683)	—	—		(4,683)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7)	—	—	(7)
Balance as of March 31, 2024	160,687,886	$1,607	$1,191,237	$(120,913)	$(7,036)	(496,792)	$(10,537)	$1,054,358
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,683)	$1,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	432	411
Amortization of intangible assets	15,996	13,113
Amortization of debt issuance costs	380	383
(Recovery of) provision for credit losses	59	(168)
Loss on retirement of assets	—	4
Equity-based compensation expense	9,073	8,543
Change in fair value of contingent considerations	2,878	1,261
Lease abandonment expense	29	—
Deferred income taxes	(4,829)	(1,524)
Changes in assets and liabilities:
Accounts receivable	3,635	647
Prepaid expenses and other assets	(578)	559
Accounts payable, accrued expenses, and other liabilities	(14,825)	(13,596)
Deferred revenues	(3,271)	(1,034)
Net cash provided by operating activities	4,296	9,957
Cash flows from investing activities:
Capital expenditures	(619)	(317)
Capitalized software development costs	(2,959)	(2,360)
Investment in intangible assets	—	(54)
Net cash used in investing activities	(3,578)	(2,731)
Cash flows from financing activities:
Payments on long-term debt and finance lease obligations	(755)	(780)
Payments for business acquisition related contingent consideration	(8,649)	—
Payment of taxes on shares withheld for employee taxes	(943)	(70)
Net cash used in financing activities	(10,347)	(850)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(546)	1,174
Net (decrease) increase in cash and cash equivalents, and restricted cash	(10,175)	7,550
Cash and cash equivalents, and restricted cash, at beginning of period	234,951	239,688
Cash and cash equivalents, and restricted cash, at end of period	$224,776	$247,238
Supplemental disclosures of cash flow information
Cash paid for interest	$5,395	$5,196
Cash paid for taxes	$3,640	$517
Supplemental schedule of noncash investing and financing activities
Issuance of common stock for business acquisition related contingent consideration	$3,707	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

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
The Company has operations in the United States, Australia, Brazil, Canada, China, Egypt, France, Germany, India, Italy, Japan, Korea, Luxembourg, Netherlands, Philippines, Poland, Portugal, Spain, Switzerland, and the United Kingdom.
2.    Summary of Significant Accounting Policies
There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2 to the Company’s audited consolidated financial statements included in our 2023 Annual Report. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2023.
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31,

2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the related interim disclosures are unaudited.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2023 audited consolidated financial statements and notes thereto. The information as of December 31, 2023 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the Company’s 2023 Annual Report.
(c)    Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on the disclosures in our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU will be effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the disclosures in our consolidated financial statements.
(d)    Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(e)    Fair Value Measurements
The Company follows FASB Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements” (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires certain disclosures about fair value measurements.
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

Level 2 — Inputs to the valuation methodology are other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk etc. as of the reporting date, and the fair value can be determined through the use of models or other valuation methodologies; and
Level 3 — Inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity of the securities and the reporting entity makes estimates and assumptions relating to the pricing of the securities including assumptions regarding risk.
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
The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2024:

	LEVEL 1	LEVEL2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$149,397	$—	$—	$149,397
Interest rate swap assets	—	6,374	—	6,374
Total assets	$149,397	$6,374	$—	$155,771

Liabilities
Contingent liabilities	$—	$—	$44,982	$44,982
Total liabilities	$—	$—	$44,982	$44,982

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

For the period ended March 31, 2024, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

MARCH 31,
2024
(In thousands)
Beginning balance at December 31, 2023	$54,457
Additions	—
Payments	(12,356)
Fair value remeasurement	2,881
Ending balance at March 31, 2024	$44,982
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2023 Annual Report.
(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The cash and cash equivalents was $224,776 and $234,951 at March 31, 2024 and December 31, 2023, respectively.
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
The Company estimates the expected credit losses for accounts receivables using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if the Company determines that the receivable is not collectible. Allowances for credit losses of $1,341 and $1,312 were provided in the accompanying condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, respectively.
Accounts receivable consists of the following:

	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Trade receivables	$71,268	$75,410
Unbilled receivables	10,767	10,405
Other receivables	255	354
Allowances for credit losses	(1,341)	(1,312)
Accounts receivable, net	$80,949	$84,857

The following table presents the information regarding the allowance of accounts receivable:

	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Beginning balance	$1,312	$1,250
Provision for credit losses	59	684
Charge-offs, net of recoveries	(30)	(622)
Ending balance	$1,341	$1,312
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
The Company entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. During the quarter ended September 30, 2023, the Company and the counter party amended the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. At March 31, 2024 and December 31, 2023, the interest swap had a fair value of $6,374 and $5,624, respectively; The gross fair value recognized in accumulated other comprehensive income was $6,374 and $5,624, respectively, at March 31, 2024 and December 31, 2023.
The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expense in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $1,525 and $986 for the three months ended March 31, 2024 and 2023, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were as follows:

Interest rate swap derivative designated as cash flow hedging instrument:	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$5,033	$4,473
Other long-term assets	$1,341	$1,151
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $5,041.
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
Contract balances at March 31, 2024 and December 31, 2023 were as follows:

	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Contract assets	$10,767	$10,405
Contract liabilities	58,238	61,748
During the three months ended March 31, 2024, the Company recognized revenue of $29,351 related to contract liabilities at December 31, 2023.
The unsatisfied performance obligations as of March 31, 2024 were approximately $115,418. We expect to recognize approximately $102,229 or 88.6% of this revenue over the next 12 months and the remainder thereafter.
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

Capitalized contract acquisition costs were $597 and $655 as of March 31, 2024 and December 31, 2023, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Software licenses transferred at a point in time	$15,380	$14,498
Software licenses transferred over time	23,927	18,507
Service revenues earned over time	57,347	57,296
Total	$96,654	$90,301
(j)    Earnings per Share
Basic earnings per common share is computed by dividing the net earnings by the weighted-average number of shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted shares are calculated under the treasury stock method. Diluted earnings per share is calculated by dividing the net earnings attributable to stockholders by the weighted-average number of shares and dilutive securities outstanding during the period.
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At March 31, 2024 and December 31, 2023, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business..
As of March 31, 2024 and December 31, 2023, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2024 and 2023.

4.    Business Combinations
Acquisitions have been accounted for by using the acquisition method of accounting pursuant to FASB ASC 805, “Business Combinations.” Amounts allocated to the purchased assets and liabilities assumed are based upon the total purchase price and the estimated fair values of such assets and liabilities on the effective date of the purchase as determined by an independent third party. The results of operations for the acquisitions have been included in the Company’s results of operations prospectively from the date of acquisition.
Since 2013, and as of March 31, 2024, the Company has completed 20 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2023 are provided below.

Drug Interaction Solutions, University of Washington ("DIDB")

On June 20, 2023, the Company entered into an asset purchase agreement with the University of Washington and completed the acquisition of DIDB, including the Drug Interaction Database and related products, from The University of Washington for a total consideration of $8,340. The business combination was not significant to the Company’s consolidated financial statements.
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2,000. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $790 as of the acquisition date. At March 31, 2024, the contingent consideration was remeasured to $136, resulting in a fair value adjustment of $4 and recorded in general and administrative expenses (“G&A”) on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

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

The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $9,000. The fair value of the contingent consideration related to revenue threshold was estimated to be $4,380 as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5,161 as of the acquisition date. At March 31, 2024, the contingent consideration related to eligible revenue was remeasured to $3,189, resulting in a negative fair value remeasurement and adjustment of $507 and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Based on the Company’s purchase price allocation, approximately $11,700, $3,100, and $25,062 of the purchase price were assigned to developed technology, customer relationships and goodwill, respectively. The Company does not expect goodwill to be deductible due to the fact the Company treated the acquisition as a stock acquisition under the relevant sections of the IRC.

Applied BioMath, LLC ("ABM")

On December 12, 2023, the Company completed the acquisition of ABM, an industry-leader in providing model-informed drug discovery and development support to help accelerate and de-risk therapeutic research and development, for total estimated consideration of $36,594. The business combination was not material to the Company’s consolidated financial statements.

Based on the Company’s preliminary purchase price allocation, approximately $4,600, $800, $13,700 and $15,872 of the purchase price were assigned to developed technology, non-compete agreements, customer relationships and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact the Company treated the acquisition as an asset acquisition under the relevant sections of the IRC.

The total estimated consideration includes a portion of contingent consideration that is payable over the next two years in cash, not to exceed $17,550. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5,357 as of the acquisition date. At March 31, 2024, the contingent consideration was remeasured to $4,442, resulting in a negative fair value adjustment of $938 and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

The contingent considerations for all acquisitions were classified as liability and included in accrued expense and other long-term liabilities on the Company’s condensed consolidated balance sheet. The contingent consideration related to eligible revenues that are remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss).

The current purchase price allocations for the acquisitions of Formedix and ABM are preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized that relate to the fair value of certain tangible assets and liabilities assumed, and residual goodwill. The Company continues to gather information supporting the acquired assets and liabilities, including but not limited to the estimation of the fair value of the identifiable intangible assets, measurement of deferred revenue and corresponding impact on goodwill, during the measurement period. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

The results of operations of the acquired businesses and the fair value of the acquired assets and liabilities assumed are included in the Company’s consolidated financial statements with effect from the date of the acquisitions.

5.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at March 31, 2024 and December 31, 2023 consist of the following:

	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Prepaid expenses	$8,077	$6,363
Income tax receivable	2,396	3,395
Research and development tax credit receivable	5,804	5,004
Current portion of interest rate swap asset	5,033	4,473
Other current assets	1,422	1,158
Prepaid expenses and other current assets	$22,732	$20,393

Other long-term assets at March 31, 2024 and December 31, 2023 consisted of the following:

	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Long-term deposits	$1,517	$1,451
Interest rate swap asset - long-term	1,341	1,151
Deferred financing cost	382	451
Total other long-term assets	$3,240	$3,053
6.    Long-Term Debt and Revolving Line of Credit

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

Borrowings under the Credit Agreement are subject to a variable interest rate at LIBOR plus a margin. The applicable margins were based on achieving certain levels of compliance with financial covenants. In response to the discontinuation of LIBOR, the Company executed a LIBOR transition amendment on June 26, 2023, formalizing the replacement of LIBOR with the Secured Overnight Funding Rate (“SOFR”). As part of this modification, a Credit Spread Adjustment (“CSA”) was introduced to align SOFR with LIBOR in terms of the overall interest rate earned by lenders under the Credit Agreement. The CSA varied depending on the selected interest period.

As of March 31, 2024 and December 31, 2023, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 9.24% and 8.03% for the three months ended March 31, 2024 and 2023 for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements to mitigate the interest risk.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $6,798 and $5,974 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $2,382 and $2,400 at March 31, 2024 and December 31, 2023, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $63 for both the three months ended March 31, 2024 and 2023, respectively. There was $2 accrued interest payable on the revolving line of credit each at March 31, 2024 and December 31, 2023, respectively.
Long-term debt consists of the following:

	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Term loans	$293,695	$294,450
Revolving line of credit	—	—
Less: debt issuance costs	(2,903)	(3,213)
Total	290,792	291,237
Current portion of long-term debt	(3,020)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$287,772	$288,217
The principal amount of long-term debt outstanding as of March 31, 2024 matures in the following years:

	Remainder of 2024	2025	2026	TOTAL
	(In thousands)
Maturities	$2,265	$3,020	$288,410	$293,695

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
7.    Leases

The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms from less than one to ten years.

Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At March 31, 2024, the weighted average remaining lease terms were 6.09 years for operating leases and the weighted average discount rate was 5.47% for operating leases. For additional information on the Company's leases, see Note 14 to the condensed consolidated financial statements included in the Company’s 2023 Annual Report.
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023:

Lease Position	Balance Sheet Classification	MARCH 31, 2024	DECEMBER 31, 2023
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$14,292	$9,604
Total lease assets		$14,292	$9,604

Liabilities
Current
Operating	Other current liabilities	$4,331	$4,375

Noncurrent
Operating	Operating lease liabilities, net of current portion	11,631	6,955
Total lease liabilities		$15,962	$11,330
The following table summarizes by year the maturities of our minimum lease payments as of March 31, 2024:

OPERATING LEASES
(In thousands)
Remainder of 2024	$3,460
2025	3,839
2026	2,528
2027	1,777
2028	979
Thereafter	6,107
Total future lease payments	18,690
Less: imputed interest	(2,728)
Total	$15,962

8.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	MARCH 31, 2024	DECEMBER 31, 2023
	(In thousands)
Accrued compensation	$16,390	$28,624
Legal and professional accruals	3,060	3,913
Interest payable	2,317	2,351
Income taxes payable	1,321	1,010
Short-term contingent consideration liabilities	6,787	18,410
Other	2,869	2,471
Total accrued expenses	$32,744	$56,779

Other long-term liabilities consist of the following:

	MARCH 31, 2024	DECEMBER 31, 2022
	(In thousands)
Uncertain tax position liability	$1,267	$2,381
Contingent consideration	38,977	36,828
Total other long-term liabilities	$40,244	$39,209

9.    Equity-Based Compensation
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
In 2021, the Company granted 87,127 replacement shares of restricted stock in connection with the Pinnacle 21 acquisition under which equity-based awards are outstanding. The fair value of the restricted stock awarded was initially based on the fair value of our common stock on the date of grant, then adjusted for time restrictions due to unregistered shares and lack of marketability. The non-vested restricted stock at March 31, 2024 issued in 2021 has a three-year vesting period.

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2023	538,661	$23.18
Granted*	16,842	17.35
Vested*	(63,041)	21.49
Forfeited	—	—
Cancelled*	(16,842)	23.00
Non-vested restricted stock as of March 31, 2024	475,620	$23.20
___________________________________

*     The Company did not legally authorize or issue any restricted stock during the three month period ended March 31, 2024. During the first quarter of 2024, the Company modified an award for a recipient, resulting in 16,842 shares assumed to be granted, vested, and cancelled.
Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $250 and $655 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $637, which is expected to be recognized over a weighted-average period of 12.5 months.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $377 and $498 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $888, which is expected to be recognized over a weighted-average period of 14.8 months.
Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle acquisition was $106 and $292 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $212, which is expected to be recognized over a weighted-average period of 6 months.
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

A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2023	2,588,403	$23.77
Granted*	247,434	17.55
Vested**	(42,810)	17.71
Forfeited	(23,968)	23.83
Cancelled*	(38,729)	$23.95
Non-vested RSUs as of March 31, 2024	2,730,330	$23.30
___________________________________
*The majority of shares granted during the first quarter of 2024 were issued under the 2020 Incentive Plan. During the first quarter of 2024, the Company modified awards for a recipient, resulting in 38,729 shares assumed to be granted, vested, and cancelled for accounting purpose.
**The number of the RSUs vested included 1,492 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the RSUs were $7,705 and $4,798 for three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the total unrecognized equity-based compensation expense related to outstanding RSUs was $35,779, which is expected to be recognized over a weighted-average period of 21.5 months.
Performance Stock Units ("PSU")
PSUs are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds including year over year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2023 and 2024 also contains market conditions.
Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost.
A summary of the Company’s PSU activity for the period ended March 31, 2024 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2023	849,467	$24.84
Granted*	315,814	19.08
Vested	—	—
Forfeited	—	—
Cancelled*	(394,050)	27.09
Non-vested PSUs as of March 31, 2024	771,231	$21.33

___________________________________
* During the first quarter of 2024, the Company modified an award for a recipient, resulting in 6,651 shares assumed to be granted and cancelled for accounting purpose.
Equity-based compensation expenses related to the PSUs were $636 and $2,287 for the three months ended at March 31, 2024 and 2023, respectively. At March 31, 2024, the total unrecognized equity-based compensation expense related to outstanding PSUs was $4,981, which is expected to be recognized over a weighted-average period of 18.6 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
	(In thousands)
Cost of revenues	$3,239	$2,042
Sales and marketing	617	381
Research and development	1,649	1,650
General and administrative	3,568	4,470
Total	$9,073	$8,543

10.     Commitments and Contingencies
Contingent consideration
In connection with the Vyasa Analytics LLC, DIDB, Formedix, and ABM acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. The maximum contingent considerations related to revenue thread for Vyasa, DIDB, Formedix, and ABM to be earned are $60,000, $2,000, $9,000, and $17,550, respectively. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies related with Formedix acquisition. During the quarter ended March 31, 2024, the Company made a combined payment of $12,356 on the contingent consideration, consisting of $8,649 in cash and $3,707 in Company's stock. The total contingent liabilities were $45,764 and $55,238 at March 31, 2024 and December 31, 2023, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheet.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of March 31, 2024.
Assurance-type warranty
The Company includes an assurance commitment warranting that the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its application software, warranty costs have historically been insignificant and expensed as incurred.
For information related to commitments for future minimum lease payments, please see Note 7 – Leases.

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
The following table summarizes revenue by geographic area for the three months ended March 31, 2024 and 2023:

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Revenue(1):
Americas	$69,165	$67,023
EMEA	20,843	16,915
Asia Pacific	6,646	6,363
Total	$96,654	$90,301
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

12.    Income Taxes
The Company generally records its interim tax provision based upon a projection of the Company's estimated annual effective tax rate ("EAETR"). This EAETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, permanent differences, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.
The Company's global ETR for the three and three months ended March 31, 2024 and 2023 were 14% and 45%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall decrease in pre-tax book income, the impact of non-deductible items, and the tax effect of certain discrete items.
13.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Basic earnings per share
Net income (loss) available to common shareholders	$(4,683)	$1,358
Basic weighted-average common shares outstanding	159,524,270	158,177,025
Basic earnings per common share	$(0.03)	$0.01

Diluted earnings per share
Net income (loss) available to common shares	$(4,683)	$1,358
Basic weighted-average common shares outstanding	159,524,270	158,177,025
Dilutive potential common shares	—	1,550,387
Diluted weighted-average common shares outstanding	159,524,270	159,727,412
Diluted earnings per common share	$(0.03)	$0.01
__________________________________

•For the period ended March 31, 2024, the Company excluded the restricted stock and RSUs from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.
•For the period ended March 31, 2023, the Company excluded certain potentially dilutive securities attributable to outstanding RSUs and restricted stocks from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our 2023 Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the sections “Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report.
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
Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way which add to total cost. The pharmaceutical industry spends more than $260 billion annually on R&D. Generally, companies spend an average of $6.2 billion per US Food and Drug Administration ("FDA") approved drug. Our software and scientists incorporate modern advances in scientific understanding, drug development experience, data analysis, and AI resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
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
Customer Retention and Expansion
Our future operating results depend, in part, on our ability to successfully enter new markets, increase our customer base, and retain and expand our relationships with existing customers. We monitor two key performance indicators to evaluate retention and expansion: new bookings and net retention rates.
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
•Net Retention Rates: Our net retention rates measure the percentage of recurring revenue that is retained from existing software customers over a specific time period of time, inclusive of price increases and expansion.

The table below summarizes our quarterly bookings and net retention rate trends:

	2024	2023
	Q1	Q1
	(in millions except percentage)
Bookings	$105.8	$112.7
Net Retention Rates	114.1%	110.5%
Investments in Growth
We have invested and intend to continue to invest in expanding the breadth and depth of our solutions, including through acquisitions and international expansion. We expect to continue to invest (i) in scientific talent to expand our ability to deliver solutions across the drug development spectrum; (ii) in sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies; (iii) in research and development to support existing solutions and innovate new technology; (iv) in other operational and administrative functions to support our expected growth; and (v) in complementary businesses. We expect that our headcount and our total operating expenses will continue to increase over time.
Our Operating Environment
The acceptance of model-informed biopharmaceutical discovery and development by regulatory authorities affects the demand for our products and services. Support for the use of biosimulation in discovery and development from regulatory bodies, such as the FDA and European Medicines Agency, has been critical to its rapid adoption by the biopharmaceutical industry. There has been a steady increase in the recognition by regulatory and academic institutions of the role that modeling and simulation can play in the biopharmaceutical development and approval process, as demonstrated by new regulations and guidance documents describing and encouraging the use of modeling and simulation in the biopharmaceutical discovery, development, testing, and approval process, which has directly led to an increase in the demand for our products and services. Changes in government or regulatory policy, or a reversal in the trend toward increasing the acceptance of and reliance upon in silico data in the drug approval process, could decrease the demand for our products and services or lead regulatory authorities to cease use of, or recommend against the use of, our products and services.
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
Management measures operating performance based on adjusted EBITDA defined for a particular period as net income (loss) excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, intangible asset amortization, equity-based compensation expense, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Management also measures operating performance based on adjusted net income defined for a particular period as net income (loss) excluding, equity-based compensation expense, amortization of acquisition-related intangible assets, goodwill impairment expense, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Further, management measures operating performance based on adjusted diluted earnings per share defined for a particular period as adjusted net income divided by the weighted-average diluted common shares outstanding.
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

The following table reconciles net income (loss) to adjusted EBITDA:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
	(in thousands)
Net income (loss)(a)	$(4,683)	$1,358
Interest expense(a)	5,751	5,475
Interest income(a)	(2,574)	(1,354)
(Benefit from) provision for income taxes(a)	(751)	1,111
Depreciation and amortization expense(a)	432	411
Intangible asset amortization(a)	15,996	13,113
Currency (gain) loss(a)	876	894
Equity-based compensation expense(b)	9,073	8,543
Change in fair value of contingent consideration(d)	2,878	1,261
Acquisition-related expenses(e)	1,714	1,192
Integration expense(f)	—	102
Reorganization expense(g)	51	—
Loss on disposal of fixed assets(h)	—	4
Executive recruiting expense(i)	380	196
Adjusted EBITDA	$29,143	$32,306

The following table reconciles net income (loss) to adjusted net income:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
	(in thousands)
Net income (loss) (a)	$(4,683)	$1,358
Currency (gain) loss(a)	876	894
Equity-based compensation expense(b)	9,073	8,543
Amortization of acquisition-related intangible assets(c)	13,348	11,256
Change in fair value of contingent consideration(d)	2,878	1,261
Acquisition-related expenses(e)	1,714	1,192
Integration expense(f)	—	102
Reorganization expense(g)	51	—
Loss on disposal of fixed assets(h)	—	4
Executive recruiting expense(i)	380	196
Income tax expense impact of adjustments(j)	(7,089)	(5,495)
Adjusted net income	$16,548	$19,311

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Diluted earnings per share(a)	$(0.03)	$0.01
Currency (gain) loss(a)	0.01	0.01
Equity-based compensation expense(b)	0.05	0.04
Amortization of acquisition-related intangible assets(c)	0.08	0.07
Change in fair value of contingent consideration(d)	0.02	0.01
Acquisition-related expenses(e)	0.01	0.01
Integration expense(f)	—	—
Reorganization expense(g)	—	—
Loss on disposal of fixed assets(h)	—	—
Executive recruiting expense(i)	—	—
Income tax expense impact of adjustments(j)	(0.04)	(0.03)
Adjusted Diluted Earnings Per Share	$0.10	$0.12

Basic weighted average common shares outstanding	159,524,270	158,177,025
Effect of potentially dilutive shares outstanding (k)	889,094	1,550,387
Adjusted diluted weighted average common shares outstanding	160,413,364	159,727,412
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
(g)Represents expense related to reorganization, including legal entity reorganization and lease abandonment cost associated with the evaluation of our office space footprint.
(h)Represents the gain/loss related to disposal of fixed assets.
(i)Represents recruiting and relocation expenses related to hiring senior executives.
(j)Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(k)Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.

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

•Research and Development. Research and development expense (“R&D”) consist primarily of employee-related expenses, equity-based compensation, third-party consulting, allocated software costs and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.
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
Other Expenses
•Interest Expense. Interest expense consists primarily of interest expense associated with our Credit Agreement, including amortization of debt issuance costs and discounts.
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

Business Combinations
Since 2013 and as of March 31, 2024, we have completed 20 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2023 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.
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
Based on our purchase price allocation, approximately $0.3 million, $5.6 million, $0.4 million, and $2.3 million of the purchase price was assigned to trade names, database content/technology, customer relationships and goodwill, respectively. The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2.0 million. The fair value of the contingent consideration was estimated to be $0.8 million as of the acquisition date. At March 31, 2024, the contingent consideration was remeasured to $0.1 million, resulting in a fair value adjustment of $4 thousand and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
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

The total estimated consideration included a portion of contingent consideration that is payable over two years in cash, not to exceed $9.0 million. The fair value of the contingent consideration related to revenue threshold was estimated to be $4.4 million as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, another portion of the contingent consideration is based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5.2 million as of the acquisition date. At March 31, 2024 the contingent consideration related to revenues was remeasured to $3.2 million, resulting in a negative fair value remeasurement and adjustment of $0.5 million and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
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
The total estimated consideration includes a portion of contingent consideration that is payable over two years in cash, not to exceed $17.6 million. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5.4 million as of the acquisition date. At March 31, 2024, the contingent consideration was remeasured to $4.4 million, resulting in a negative fair value adjustment of $0.9 million and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
The contingent considerations for all acquisitions were classified as a liability and included in accrued expense and other long-term liabilities on our condensed consolidated balance sheet. The contingent consideration related with revenue threshold are remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss).
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

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three months ended March 31, 2024 to the three months ended at March 31, 2023.
Three Months Ended March 31, 2024 Versus Three Months Ended March 31, 2023
The following table summarizes our unaudited statements of operations data for the three months ended at March 31, 2024 and 2023:
Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Software	$39,307	$33,005	$6,302	19%
Services	57,347	57,296	51	—%
Total revenues	$96,654	$90,301	$6,353	7%
Total revenues increased $6.4 million, or 7%, to $96.7 million for the three months ended March 31, 2024 as compared to the same period in 2023. The overall increase in revenues was primarily due to growth in our software product offerings from strong demand within existing customers, client expansions, and new customers.
Software revenues increased $6.3 million, or 19%, to $39.3 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily driven by strong demand within existing customers and expanding relationships with customers.
Services revenues of $57.3 million were relatively flat for the three months ended March 31, 2024, as compared to the same period in 2023.

Cost of Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Cost of revenues	$39,255	$34,856	$4,399	13%
Cost of revenues increased by $4.4 million, or 13%, to $39.3 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to a $1.9 million increase in employee-related costs resulting from billable head count growth, a $1.2 million increase in stock-based compensation costs, a $0.8 million increase in intangible assets amortization, a $0.5 million increase in equipment and software expenses.

Sales and Marketing Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Sales and marketing	$10,687	$8,002	$2,685	34%
% of total revenues	11%	9%
Sales and marketing expenses increased by $2.7 million, or 34%, to $10.7 million for the three months ended March 31, 2024 as compared to the same period in 2023. Sales and marketing expenses increased primarily due to a $1.7 million increase in employee-related costs primarily resulting from head count growth, a $0.2 million increase in stock-based compensation costs, a $0.2 million increase in travel expenses, a $0.2 million increase in marketing expenses, and a $0.2 million increase in professional and consulting expenses.
Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Research and development	$11,995	$9,287	$2,708	29%
% of total revenues	12%	10%
Research and development expenses increased by $2.7 million, or 29%, to $12.0 million for the three months ended March 31, 2024, as compared to the same period in 2023. The change in research and development expenses was primarily due to a $3.0 million increase in employee-related costs primarily resulting from head count growth, and a $0.2 million increase in the cost of licenses, partially offset by a $0.5 million increase in capitalized cost in R&D.
General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
General and administrative	$22,979	$19,772	$3,207	16%
% of total revenues	24%	22%
General and administrative expenses increased by $3.2 million, or 16%, to $23.0 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to a $1.6 million increase related to change in the fair value of contingent consideration, a $1.1 million increase in employee-related costs primarily resulting from head count growth, a $0.5 million increase in merger and acquisition expenses, a $0.2 million increase in equipment and software expenses, a $0.2 million increase in executive recruiting expense, and a $0.2 million increase in credit allowance provision expense, partially offset by a $0.9 million decrease in stock-based compensation costs.

Intangible Asset Amortization

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Intangible asset amortization	$12,593	$10,535	$2,058	20%
% of total revenues	13%	12%
Intangible asset amortization expense increased by $2.1 million, or 20%, to $12.6 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase in intangible asset amortization expense was primarily due to $1.3 million increase in amortization in acquired intangible assets and $0.8 million increase in amortization in capitalized software.
Depreciation and Amortization Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Depreciation and amortization	$432	$411	$21	5%
% of total revenues	—%	—%
Depreciation and amortization expense of $0.4 million was relatively flat for the three months ended March 31, 2024, as compared to the same period in 2023.
Interest Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Interest expense	$5,751	$5,475	$276	5%
% of total revenues	6%	6%
Interest expense increased by $0.3 million, or 5%, to $5.8 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in interest expense was primarily due to an $0.8 million increase in our floating rate term loan debt, driven by the uptick in market interest rates. The increase in interest expense was partially offset by a $0.5 million increase in gain from our interest swap hedge activities.

Net Other (Income ) Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Net other (income ) expense	$(1,604)	$(506)	$(1,098)	217%
% of total revenues	(2)%	(1)%
Net other income increased by $1.1 million, to $1.6 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in net other income was primarily due to a $1.2 million increase interest income primarily from cash investments.

Provision (Benefit) for Income Taxes

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Provision (benefit) for income taxes	$(751)	$1,111	$(1,862)	(168)%
Effective income tax rate	14%	45%
Our income tax benefit was $0.8 million, resulting in an effective income tax rate of 14% for the three months ended March 31, 2024 as compared to an income tax expense of $1.1 million, or an effective income tax rate of 45%, for the same period in 2023. Our income tax expense for the three months ended March 31, 2024 and 2023 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Income (Loss)

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	$	%
	(in thousands)
Net income (loss)	$(4,683)	$1,358	$(6,041)	445%
Net loss was $4.7 million representing a $6.0 million change in net income for the three months ended March 31, 2024 as compared to a net income of $1.4 million for the same period of 2023. The decrease in net income was primarily due to a $10.7 million increase in operating expense, a $4.4 million increase in cost of revenue, partially offset by a $6.4 million increase in revenue, a $1.9 million decrease in tax expense, and a $0.8 million increase in total other income.

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $4.3 million and $10.0 million as a source of funds for the three months ended March 31, 2024 and 2023, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the three and twelve months periods ended at March 31, 2024 and December 31, 2023 and as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(in thousands)
Net cash from operating activities(a)	4,296	82,755
Cash and cash equivalents(b)	224,776	234,951
Term loan credit facilities	293,695	294,450
Gross revolving line of credit	100,000	100,000
___________________________________
(a)     Net cash from operating activities for three months ended at March 31, 2024 and twelve months ended at December 31, 2023.
(b)    Cash balance as of March 31, 2024 and December 31, 2023 included $46.2 million and $47.3 million cash and cash     equivalents, respectively, held outside of the United States.

Our material cash requirements from known contractual obligations are principal and interest payments of long-term debt. We also have future cash obligations of $18.7 million for lease contracts, which have remaining terms of one to six years.
The principal amount of long-term debt outstanding as of March 31, 2024 matures in the following years:

	Remainder of 2024	2025	2026	TOTAL
	( in thousands)
Maturities	$2,265	$3,020	$288,410	$293,695
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
Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” in our 2023 Annual Report.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	THREE MONTHS ENDED MARCH 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$4,296	$9,957
Net cash used in investing activities	(3,578)	(2,731)
Net cash used in financing activities	(10,347)	(850)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(546)	1,174
Net increase ( decrease) in cash and cash equivalents, and restricted cash	$(10,175)	$7,550
Cash paid for interest	$5,395	$5,196
Cash paid for income taxes	$3,640	$517
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first three months of 2024 was $4.3 million, compared to $10.0 million in the same period of 2023. The $5.7 million decrease in cash from operating activities was primarily driven by decrease in cash-adjusted net income, reduced cash inflows from deferred revenues, more cash utilized for acquiring prepaid and other assets, and increased payments for accounts payable, accrued expenses, and other liabilities, partially offset by higher cash collected from accounts receivable.
Investing activities
Net cash used by investing activities in the first three months of 2024 was $3.6 million, an increase of $0.8 million, compared to $2.7 million in the same period of 2023. The change in investing activities was primarily due to a $0.6 million increase in cash utilized in capitalized development costs and a $0.3 million increase in cash utilized in capital expenditures to support our growth.
Financing Activities
Net cash used by financing activities in the first three months of 2024 was $10.3 million, compared to $0.9 million cash used in the same period of 2023. The $9.5 million decrease in cash flow in financing activities was primarily due to an $8.6 million increase in cash payments for contingent consideration related to business acquisition, and a $0.9 million increase in cash payments associated with share awards vested and withheld for payroll tax.
Indebtedness
We have been a party to a Credit Agreement since August 2017 that provided for a senior secured term loan and commitments under a revolving credit facility. We and our lenders most recently modified the Credit Agreement on June 17, 2021. The maturity date of the term loans under the Credit Agreement is August 2026; the termination date of the revolving credit commitments is August 2025.
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
All obligations under the Credit Agreement are unconditionally guaranteed by our wholly owned direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of March 31, 2024, we were in compliance with the covenants of the Credit Agreement.
As of March 31, 2024, we had $293.7 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the three months ended March 31, 2024 from those disclosed in our 2023 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax benefit of $0.8 million for the three months ended March 31, 2024 and income tax expense of $1.1 million for the three months ended March 31, 2023.
As of March 31, 2024, we had federal and state NOLs of approximately $1.6 million and $0.04 million, respectively, which are available to reduce future taxable income and expire between 2035 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.3 million and $0, respectively, to offset future income taxes, which expire between 2027 and 2028. We also had foreign tax credits of approximately $13.8 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $81.6 million which will start to expire in 2024, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2031 and 2041. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $31.5 million was recorded at December 31, 2023. As of March 31, 2024, the valuation allowance remained unchanged from December 31, 2023.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2023 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended March 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2023 Annual Report. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
During the period ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2023 Annual Report.
Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2023 Annual Report in response to Part I, Item 1A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at March 31, 2024.

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
1/1/2024 to 1/31/2024	—	$—	—	$—
2/1/2024 to 2/29/2024	—	$—	—	$—
3/1/2024 to 3/31/2024	60,177	$18.87	—	$—
Total	60,177	$18.87	—	$—
__________________________________
(a) Shares purchased were due to shares delivered by employees to the Company for the payment of taxes resulting from issuance of common stock upon the vesting of PSU or RSUs relating to stock-based compensation plans.
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
On March 15, 2024, Robert Aspbury, our President, Certara Scientific Software, adopted a Rule 10b5-1 trading plan. The plan provides for the potential sale, on the dates and prices set forth in the plan, of up to 120,000 shares of our common stock from June 28, 2024 through December 13, 2024.

Item 6. Exhibits
See Exhibit Index.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.1* **	Exhibit 10.1 - 2024 PSU Grant Agreement
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________

*    Management contract or compensatory plan or arrangement.

** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

+ This certification is deemed not filed for purpose of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

CERTARA, INC.

Date: May 7, 2024	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ John E. Gallagher III
	Name:	John E. Gallagher III
	Title:	Chief Financial Officer (Principal Financial Officer)