Form 10-Q
period 2024-06-30
Certara, Inc.
filed 2024-08-06
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

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
4 Radnor Corporate Center
Suite 350
Radnor, Pennsylvania 19087
(Address of Principal Executive Offices)
(415) 237-8272
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 160,888,754 shares of common stock, par value $0.01 per share, outstanding.

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

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are based upon our current expectations and projections about future events. There are important factors, including those described in in this Quarterly Report, in the section titled “Risk Factors” in our 2023 Annual Report, and in our subsequent SEC filings, which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report. Such risk factors may be updated from time to time in our periodic filings with the SEC. Our periodic filings are accessible on the SEC’s website at www.sec.gov.
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	JUNE 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$224,599	$234,951
Accounts receivable, net of allowance for credit losses of $1,968 and $1,312, respectively	90,378	84,857
Prepaid expenses and other current assets	22,099	20,393
Total current assets	337,076	340,201
Other assets:
Property and equipment, net	2,805	2,670
Operating lease right-of-use assets	14,127	9,604
Goodwill	715,524	716,333
Intangible assets, net of accumulated amortization of $305,203 and $273,522, respectively	463,155	487,043
Deferred income taxes	4,236	4,236
Other long-term assets	2,690	3,053
Total assets	$1,539,613	$1,563,140
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,801	$5,171
Accrued expenses	55,613	56,779
Current portion of deferred revenue	60,989	60,678
Current portion of long-term debt	3,000	3,020
Other current liabilities	4,720	4,375
Total current liabilities	129,123	130,023
Long-term liabilities:
Deferred revenue, net of current portion	1,190	1,070
Deferred income taxes	37,524	50,826
Operating lease liabilities, net of current portion	11,150	6,955
Long-term debt, net of current portion and debt discount	293,683	288,217
Other long-term liabilities	23,542	39,209
Total liabilities	496,212	516,300
Commitments and contingencies
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 161,764,197 and 160,284,901 shares issued as of June 30, 2024 and December 31, 2023, respectively; 160,881,314 and 159,848,286 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	1,618	1,603
Additional paid-in capital	1,201,009	1,178,461
Accumulated deficit	(133,487)	(116,230)
Accumulated other comprehensive loss	(8,328)	(7,593)
Treasury stock at cost, 882,883 and 436,615 shares at June 30, 2024 and December 31, 2023, respectively	(17,411)	(9,401)
Total stockholders' equity	1,043,401	1,046,840
Total liabilities and stockholders' equity	$1,539,613	$1,563,140
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2024	2023	2024	2023
Revenues	$93,313	$90,450	$189,967	$180,751
Cost of revenues	39,809	36,224	79,064	71,080
Operating expenses:
Sales and marketing	12,213	8,111	22,900	16,113
Research and development	9,067	7,888	21,062	17,175
General and administrative	28,071	14,245	51,050	34,017
Intangible asset amortization	12,743	10,582	25,336	21,117
Depreciation and amortization expense	451	361	883	772
Total operating expenses	62,545	41,187	121,231	89,194
Income (loss) from operations	(9,041)	13,039	(10,328)	20,477
Other income (expenses):
Interest expense	(5,578)	(5,668)	(11,329)	(11,143)
Net other income	2,350	1,010	3,954	1,516
Total other expenses	(3,228)	(4,658)	(7,375)	(9,627)
Income (loss) before income taxes	(12,269)	8,381	(17,703)	10,850
Provision (benefit) for income taxes	305	3,675	(446)	4,786
Net income (loss)	(12,574)	4,706	(17,257)	6,064
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $(15), $(104), $45, and $(287) respectively	(701)	1,815	(708)	4,416
Change in fair value from interest rate swap, net of tax of $(180), $762, $6, and $174 respectively	(591)	2,332	(27)	641
Total other comprehensive income (loss)	(1,292)	4,147	(735)	5,057
Comprehensive income (loss)	$(13,866)	$8,853	$(17,992)	$11,121

Net income (loss) per share attributable to common stockholders:
Basic	$(0.08)	$0.03	$(0.11)	$0.04
Diluted	$(0.08)	$0.03	$(0.11)	$0.04
Weighted average common shares outstanding:
Basic	160,505,223	158,955,822	160,014,746	158,568,575
Diluted	160,505,223	159,906,972	160,014,746	159,817,688
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK			ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES		AMOUNT				SHARES	AMOUNT
Balance as of April 1, 2024	160,687,886		$1,607	$1,191,237	$(120,913)	$(7,036)	(496,792)	$(10,537)	$1,054,358
Equity-based compensation expense, net of forfeiture	—	0	—	9,783	—	—	—	—	9,783
Common stock withheld for tax liabilities	—	0	—	—	—	—	(386,091)	(6,874)	(6,874)
Common shares issued for employee share-based compensation	1,081,434	0	11	(11)	—	—	—	—	—
Restricted stock forfeiture	(5,123)		—	—	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—		—	—	—	(591)	—	—	(591)
Net loss	—	0	—	—	(12,574)	—	—	—	(12,574)
Foreign currency translation adjustment, net of tax	—	0	—	—	—	(701)	—	—	(701)
Balance as of June 30, 2024	161,764,197	0	$1,618	$1,201,009	$(133,487)	$(8,328)	(882,883)	$(17,411)	$1,043,401

Balance as of January 1, 2024	160,284,901		$1,603	$1,178,461	$(116,230)	$(7,593)	(436,615)	$(9,401)	$1,046,840
Equity-based compensation expense, net of forfeiture	—		—	18,856	—	—	—	—	18,856
Common stock withheld for tax liabilities			—	—	—	—	(446,268)	(8,010)	(8,010)
Common shares issued for employee share-based compensation	1,269,727		13	(13)	—	—	—	—	—
Restricted stock forfeiture	(5,123)		—	—	—	—	—	—	—
Common shares issued for contingent consideration	214,692		2	3,705	—	—	—	—	3,707
Change in fair value from interest rate swap, net of tax	—		—	—	—	(27)	—	—	(27)
Net loss	—		—	—	(17,257)	—	—	—	(17,257)
Foreign currency translation adjustment, net of tax	—		—	—	—	(708)	—	—	(708)
Balance as of June 30, 2024	161,764,197		$1,618	$1,201,009	$(133,487)	$(8,328)	(882,883)	$(17,411)	$1,043,401
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of April 1, 2023	160,218,109	$1,601	$1,158,708	$(59,515)	$(7,320)	(378,366)	$(8,419)	$1,085,055
Equity-based compensation expense, net of forfeiture	—	—	3,610	—	—	—	—	3,610
Common shares issued for share-based compensation awards and shares withheld for tax	78,327	1	(2)	—	—	(15,843)	(343)	(344)
Restricted stock forfeiture*	(124,943)	(1)	1	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	2,332	—	—	2,332
Net income	—	—	—	4,706	—	—	—	4,706
Foreign currency translation adjustment, net of tax	—	—	—	—	1,815	—	—	1,815
Balance as of June 30, 2023	160,171,493	$1,601	$1,162,317	$(54,809)	$(3,173)	(394,209)	$(8,762)	$1,097,174

Balance as of January 1, 2023	159,676,150	$1,596	$1,150,168	$(60,873)	$(8,230)	(150,207)	$(3,000)	1,079,661
Equity-based compensation awards	—	—	12,153	—	—	—	—	12,153
Common shares issued for share-based compensation awards and shares withheld for tax	686,506	7	(6)	—	—	(244,002)	(5,762)	(5,761)
Restricted stock forfeiture	(191,163)	(2)	2					—
Change in fair value from interest rate swap, net of tax	—	—	—	—	641	—	—	641
Net income	—	—	—	6,064	—	—		6,064
Foreign currency translation adjustment	—	—	—	—	4,416	—	—	4,416
Balance as of June 30, 2023	160,171,493	$1,601	$1,162,317	$(54,809)	$(3,173)	(394,209)	$(8,762)	$1,097,174
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(17,257)	$6,064
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	883	772
Amortization of intangible assets	32,142	26,286
Amortization of debt issuance costs	749	765
Loss on extinguishing debt	196	—
(Recovery of) provision for credit losses	807	(172)
Loss on retirement of assets	13	29
Equity-based compensation expense	18,856	12,153
Change in fair value of contingent considerations	5,661	2,559
Lease abandonment expense	29	—
Deferred income taxes	(13,415)	(10,237)
Changes in assets and liabilities:
Accounts receivable	(6,606)	(272)
Prepaid expenses and other assets	(305)	494
Accounts payable, accrued expenses, and other liabilities	(8,305)	(8,343)
Deferred revenues	662	(2,083)
Net cash provided by operating activities	14,110	28,015
Cash flows from investing activities:
Capital expenditures	(1,046)	(588)
Capitalized software development costs	(8,651)	(6,270)
Investment in intangible assets	—	(54)
Business acquisitions, net of cash acquired	—	(7,550)
Net cash used in investing activities	(9,697)	(14,462)
Cash flows from financing activities:
Proceeds from borrowings on term loan debt	6,305	—
Payment of debt issuance costs	(1,216)	—
Payments on long-term debt and finance lease obligations	(755)	(1,535)
Payments for business acquisition related contingent consideration	(10,426)	—
Payment of taxes on shares withheld for employee taxes	(8,010)	(5,735)
Net cash used in financing activities	(14,102)	(7,270)
Effect of foreign exchange rate on cash and cash equivalents, and restricted cash	(663)	2,239
Net increase (decrease) in cash and cash equivalents, and restricted cash	(10,352)	8,522
Cash and cash equivalents, and restricted cash, at beginning of period	234,951	239,688
Cash and cash equivalents, and restricted cash, at end of period	$224,599	$248,210
Supplemental disclosures of cash flow information
Cash paid for interest	$12,686	$8,255
Cash paid for taxes	$8,499	$9,034
Supplemental schedule of noncash investing and financing activities
Stock issuance or establish liabilities related to business acquisition contingent consideration	$3,707	$790
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
1.    Description of Business
Certara, Inc. and its wholly-owned subsidiaries (together, the “Company”) deliver software products and technology-driven services to customers to efficiently carry out and realize the full benefits of biosimulation in drug discovery, preclinical and clinical research, regulatory submissions and market access. The Company is a global leader in model-informed drug development, and the Company’s biosimulation software and technology-enabled services help optimize, streamline, or even waive certain clinical trials to accelerate programs, reduce costs, and increase the probability of success. The Company’s regulatory science and market access software and services are underpinned by technologies such as regulatory submissions software, natural language processing, and Bayesian analytics. When combined, these solutions allow the Company to offer customers end-to-end support across the entire product life cycle.
The Company has operations in the United States, Australia, Brazil, Canada, China, Egypt, France, Germany, India, Italy, Japan, Korea, Luxembourg, Netherlands, Philippines, Poland, Portugal, Spain, Switzerland, and the United Kingdom.
2.    Summary of Significant Accounting Policies
There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2. “Summary of Significant Accounting Policies” to the Company’s audited consolidated financial statements included in the Company’s 2023 Annual Report. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2023.
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and

2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related interim disclosures are unaudited.
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
(c)    Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on the disclosures in our consolidated financial statements.
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

Contingent liabilities related to acquisitions are measured at fair value using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but that are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss).

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

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2024:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$151,338	$—	$—	$151,338
Interest rate swap assets	—	5,603	—	5,603
Total assets	$151,338	$5,603	$—	$156,941

Liabilities
Contingent liabilities	$—	$—	$45,994	$45,994
Total liabilities	$—	$—	$45,994	$45,994

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
For the period ended June 30, 2024, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

JUNE 30,
2024
(In thousands)
Beginning balance at December 31, 2023	$54,457
Additions	—
Payments	(14,133)
Fair value remeasurement	5,670
Ending balance at June 30, 2024	$45,994
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2023 Annual Report.

(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The cash and cash equivalents was $224,599 and $234,951 at June 30, 2024 and December 31, 2023, respectively.
(g)    Accounts Receivable
Accounts receivable include current outstanding invoices billed to customers. Invoices are typically issued with net 30 days to net 90 days terms upon delivery of the product or upon achievement of billable events for service-based contracts. Unbilled receivables relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts. Unbilled receivables are billed and transferred to customer accounts receivable when the rights become unconditional. The carrying amount of accounts receivable is reduced by a valuation allowance.
The Company estimates the expected credit losses for accounts receivable using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if it determines that the receivable is not collectible. Allowances for credit losses of $1,968 and $1,312 were provided in the accompanying condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, respectively.
Accounts receivable consists of the following:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Trade receivables	$75,189	$75,410
Unbilled receivables	16,913	10,405
Other receivables	244	354
Allowances for credit losses	(1,968)	(1,312)
Accounts receivable, net	$90,378	$84,857

The following table presents the information regarding the allowance of accounts receivable:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Beginning balance	$1,312	$1,250
Provision for credit losses	807	684
Charge-offs, net of recoveries	(151)	(622)
Ending balance	$1,968	$1,312
(h)    Derivative Instruments
In the normal course of business, the Company is subject to risk from adverse fluctuations in interest rates. The Company has chosen to manage this risk through the use of derivative financial instruments that consist of interest rate swap contracts. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes. The objective of managing exposure to market risk is to limit its impact on cash flows. To qualify for hedge accounting, the interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at the inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and be expected to remain, probable of occurring in accordance with the related assertions.
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
The Company entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. During the quarter ended September 30, 2023, the Company and the counter party amended the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. At June 30, 2024 and December 31, 2023, the interest swap had a fair value of $5,603 and $5,624, respectively. The gross fair value recognized in accumulated other comprehensive income was $5,603 and $5,624, respectively, at June 30, 2024 and December 31, 2023.
The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $1,526, $1,276 , $3,051, and $2,262 for the three and six months ended June 30, 2024 and 2023, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were as follows:

Interest rate swap derivative designated as cash flow hedging instrument:	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$5,026	$4,473
Other long-term assets	$577	$1,151
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $5,034.

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
Contract balances at June 30, 2024 and December 31, 2023 were as follows:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Contract assets	$16,913	$10,405
Contract liabilities	$62,179	$61,748

During the six months ended June 30, 2024, the Company recognized revenue of $45,783 related to contract liabilities at December 31, 2023.
The unsatisfied performance obligations as of June 30, 2024 were $120,444. We expect to recognize approximately $101,546 or 84.3% of this revenue over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Under ASC Topic 606, sales commissions paid to the sales force and the related employer payroll taxes, collectively deferred contract acquisition costs, are considered incremental and recoverable costs of obtaining a contract with a customer.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. The costs capitalized are primarily sales commissions for our sales force personnel. Capitalized costs to obtain a contract are amortized on a straight-line basis over the expected period of benefit. Amortization of capitalized costs is included in sales and marketing expenses in our condensed consolidated statements of operations and comprehensive income (loss).
Capitalized contract acquisition costs were $733 and $655 as of June 30, 2024 and December 31, 2023, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Grant Revenue
The Company receives grant funding for certain specific projects from time to time. These grants specify that the funds provided are to be used exclusively to satisfy the deliverables outlined in the grant agreements. In these agreements, both involved parties receive and sacrifice approximately commensurate value, so these are accounted for as exchange transactions, and revenue is recognized according to ASC Topic 606. Grant funding is generally provided near contract inception, so a contract liability is initially recorded and revenue is recognized as the performance obligations are satisfied over time.
Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
	( In thousands)
Software licenses transferred at a point in time	$13,449	$14,553	$28,829	$29,051
Software licenses transferred over time	24,758	19,170	48,685	37,677
Service revenues earned over time	55,106	56,727	112,453	114,023
Total	$93,313	$90,450	$189,967	$180,751
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
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At June 30, 2024 and December 31, 2023, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of June 30, 2024 and December 31, 2023, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the six months ended June 30, 2024 and 2023.
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
Since 2013, and as of June 30, 2024, the Company has completed 20 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2023 are provided below.

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
The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2,000. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $790 as of the acquisition date. At June 30, 2024, the contingent consideration was remeasured to $136, resulting in a fair value adjustment of $4 and recorded in general and administrative expenses (“G&A”) on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Based on the Company’s purchase price allocation, approximately $330, $5,600, $360, and $2,289 of the purchase price were assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact that the acquisition was treated as an asset acquisition under the relevant sections of the Internal Revenue Code (“IRC”).

Formedix Limited ("Formedix")

On October 10, 2023, the Company completed the acquisition of Formedix, a provider of clinical metadata repository and clinical trial automation software, for a total estimated consideration of $41,389. The business combination was not material to the Company’s condensed consolidated financial statements.

The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $9,000. The fair value of the contingent consideration related to the revenue threshold was estimated to be $4,380 as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5,161 as of the acquisition date. During the six months ended June 30, 2024, the Company made a payment of $1,777 on contingent consideration. At June 30, 2024, the contingent consideration related to eligible revenue was remeasured to zero, resulting in a negative fair value remeasurement and adjustment of $1,919 and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Based on the Company’s purchase price allocation, approximately $11,700, $3,100, and $25,062 of the purchase price were assigned to developed technology, customer relationships, and goodwill, respectively. The Company does not expect goodwill to be deductible due to the fact that the Company treated the acquisition as a stock acquisition under the relevant sections of the IRC.

Applied BioMath, LLC ("ABM")

On December 12, 2023, the Company completed the acquisition of ABM, an industry-leader in providing model-informed drug discovery and development support to help accelerate and de-risk therapeutic research and development, for a total estimated consideration of $36,594. The business combination was not material to the Company’s consolidated financial statements.

Based on the Company’s preliminary purchase price allocation, approximately $4,600, $800, $13,700, and $15,872 of the purchase price were assigned to developed technology, non-compete agreements, customer relationships, and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact the Company treated the acquisition as an asset acquisition under the relevant sections of the IRC.

The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $17,550. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5,357 as of the acquisition date. At June 30, 2024, the contingent consideration was remeasured to $4,730, resulting in a negative fair value adjustment of $650 and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

The contingent considerations for all acquisitions were classified as liability and included in accrued expense and other long-term liabilities on the Company’s condensed consolidated balance sheet. The contingent consideration relates to eligible revenues that are remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss).

The current purchase price allocations for the acquisitions of Formedix and ABM are preliminary. The primary areas of the preliminary purchase price allocations are not yet finalized that relate to the fair value of certain tangible assets and liabilities assumed, and residual goodwill. During the measurement period, the Company continues to gather information supporting the acquired assets and liabilities, including but not limited to the estimation of the fair value of the identifiable intangible assets, measurement of deferred revenue, and corresponding impact on goodwill. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

The results of operations of the acquired businesses and the fair value of the acquired assets and liabilities assumed are included in the Company’s consolidated financial statements with effect from the date of the acquisitions.
5.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at June 30, 2024 and December 31, 2023 consist of the following:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Prepaid expenses	$7,816	$6,363
Income tax receivable	1,464	3,395
Research and development tax credit receivable	6,204	5,004
Current portion of interest rate swap asset	5,026	4,473
Other current assets	1,589	1,158
Prepaid expenses and other current assets	$22,099	$20,393
Other long-term assets at June 30, 2024 and December 31, 2023 consisted of the following:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Long-term deposits	$1,495	$1,451
Interest rate swap asset - long-term	577	1,151
Deferred financing cost	618	451
Total other long-term assets	$2,690	$3,053
6.    Long-Term Debt and Revolving Line of Credit
The Company has been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility (as amended, the “Credit Agreement”). On June 26, 2024, the Company entered into the Fifth Amendment to its Credit Agreement (the "Amendment"), primarily amended (1) the principal amount of the term loan to $300,000 and its maturity date to June 26, 2031; and (2) extending the termination date of the $100,000 revolving credit commitment to June 26, 2029. The term loan under this Amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contains various financial and nonfinancial covenants.
As multiple lenders syndicated funds under the credit agreements, the Company assessed whether existing debt was modified, extinguished, or if new debt was issued under GAAP guidelines. This evaluation was conducted separately for each lender's portion of the loans and commitments in the syndication, treating each lender's participation as if separate debt instruments existed. The Company either deferred and amortize debt issuance costs or recognized expenses or losses, according to the applicable accounting guidance for each category.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Borrowers, either (i) the Term SOFR rate, with a floor of —% plus an applicable margin rate of 3.00% for the Term Loans and between 3.50% and 2.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio, or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.00% for the Term Loans or between 2.50% and 1.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%, and (iii) the Term SOFR rate plus 1.00%. Additionally, the Company is obligated to pay a commitment fee of the unused amount and other customary fees.
As of June 30, 2024 and December 31, 2023, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 9.2% and 8.4% for the six months ended June 30, 2024 and 2023 for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements and continues to use the swap to mitigate the interest risk for the Company's debt obligations under the Credit Agreement.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $6,736, $6,465, $13,534, and $12,439 for the three and six months ended June 30, 2024 and 2023, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $348 and $2,400 at June 30, 2024 and December 31, 2023, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $63, $64, $126, and $128 for both the three and six months ended June 30, 2024 and 2023, respectively. There was $2 accrued interest payable on the revolving line of credit both June 30, 2024 and December 31, 2023.
Long-term debt consists of the following:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Term loans	$300,000	$294,450
Revolving line of credit	—	—
Less: debt issuance costs	(3,317)	(3,213)
Total	296,683	291,237
Current portion of long-term debt	(3,000)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$293,683	$288,217

The principal amount of long-term debt outstanding as of June 30, 2024 matures in the following years:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	TOTAL
	(In thousands)
Maturities	$1,500	$3,000	$3,000	$3,000	$3,000	$286,500	$300,000
The Credit Agreements require the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2023, the Company was not required to make a mandatory prepayment on the term loan. Under the Credit Agreement (as amended by the Amendment), the Company is required to make a quarterly principal payment of $750 on the term loans starting September 30, 2024.
The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.
7.    Leases

The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms ranging from less than one to ten years.
Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At June 30, 2024, the weighted average remaining lease terms were 5.97 years for operating leases, and the weighted average discount rate was 5.54% for operating leases. For additional information on the Company's leases, see Note 14. “Leases” to the consolidated financial statements included in the Company’s 2023 Annual Report.
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023:

Lease Position	Balance Sheet Classification	JUNE 30, 2024	DECEMBER 31, 2023
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$14,127	$9,604
Total lease assets		$14,127	$9,604

Liabilities
Current
Operating	Other current liabilities	$4,720	$4,375

Noncurrent
Operating	Operating lease liabilities, net of current portion	11,150	6,955
Total lease liabilities		$15,870	$11,330

The following table summarizes by year the maturities of our minimum lease payments as of June 30, 2024:

OPERATING LEASES
(In thousands)
Remainder of 2024	$2,529
2025	4,182
2026	2,690
2027	1,839
2028	1,040
Thereafter	6,139
Total future lease payments	18,419
Less: imputed interest	(2,549)
Total	$15,870
8.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Accrued compensation	$22,463	$28,624
Legal and professional accruals	2,422	3,913
Interest payable	299	2,351
Income taxes payable	4,231	1,010
Short-term contingent consideration liabilities	24,518	18,410
Other	1,680	2,471
Total accrued expenses	$55,613	$56,779

Other long-term liabilities consist of the following:

	JUNE 30, 2024	DECEMBER 31, 2023
	(In thousands)
Uncertain tax position liability	$1,284	$2,381
Contingent consideration	22,258	36,828
Total other long-term liabilities	$23,542	$39,209

9.    Equity-Based Compensation
The Company’s equity-based compensation programs are intended to attract, retain and provide incentives for employees, officers, and directors. The Company has the following stock-based compensation plans and programs.
Restricted Stock
The majority of the Company’s restricted stock awarded to its employees was originally issued on December 10, 2020 in exchange for the Class B Profits Interest Unit (the “Class B Units”) of EQT Avatar Parent LP, which was the former parent of the Company.
Share-based compensation for the restricted stock exchanged for the time-based Class B Units is recognized on a straight-line basis over the requisite service period of the award, which is generally five years. Share-based compensation for the restricted stock exchanged for the performance-based Class B Units is recognized using the accelerated attribution approach.
In 2021, the Company granted 87,127 replacement shares of restricted stock in connection with the acquisition of Pinnacle 21, LLC under which equity-based awards are outstanding. The fair value of the restricted stock awarded was initially based on the fair value of our common stock on the date of grant, then adjusted for time restrictions due to unregistered shares and lack of marketability. The non-vested restricted stock at June 30, 2024 issued in 2021 has a three-year vesting period.

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2023	538,661	$23.18
Granted*	16,842	17.35
Vested*	(128,091)	22.26
Forfeited	(5,123)	23.00
Cancelled*	(16,842)	23.00
Non-vested restricted stock as of June 30, 2024	405,447	$23.24
___________________________________

*     The Company did not legally authorize or issue any restricted stock during the six month period ended June 30, 2024. During the first half of 2024, the Company modified an award for a recipient, resulting in 16,842 shares assumed to be granted, vested, and cancelled.
Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $156, $(491), $406, and $164 for the three and six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $422, which is expected to be recognized over a weighted-average period of 10.9 months.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $221 and $312, $598, and $810 for the three and six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $651, which is expected to be recognized over a weighted-average period of 12.8 months.

Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle 21, LLC acquisition was $106, $292, $212, and $584 for the three and six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the total unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach was $106, which is expected to be recognized over a weighted-average period of 3 months.
2020 Incentive Plan
In order to align the Company’s equity compensation program with public company practices, the Company’s Board of Directors adopted and stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan allows for grants of non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, directors, officers, and consultants or advisors of the Company. The 2020 Incentive Plan allows for 20,000,000 shares (the “plan share reserve”) of common stock to be issued. No more than the number of shares of common stock equal to the plan share reserve may be issued in aggregate pursuant to the exercise of incentive stock options. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1,000,000 in total value, except for certain awards made to a non-executive chair of our Board of Directors.
Restricted Stock Units
RSUs represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.
A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2023	2,588,403	$23.77
Granted*	2,239,924	17.86
Vested**	(1,086,758)	23.70
Forfeited	(132,300)	21.58
Cancelled*	(42,098)	24.21
Non-vested RSUs as of June 30, 2024	3,567,171	$20.16
___________________________________
*The majority of shares granted during the first quarter of 2024 were issued under the 2020 Incentive Plan. During the first half of 2024, the Company modified awards for recipients, resulting in 42,098 shares assumed to be granted, vested, and cancelled for accounting purposes.
**The number of the RSUs vested included 399,483 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the RSUs were $8,614, $7,325, $16,319, and $12,137 for three and six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the total unrecognized equity-based compensation expense related to outstanding RSUs was $60,461, which is expected to be recognized over a weighted-average period of 26.6 months.

Performance Stock Units
PSUs are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds, including year over year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2023 and 2024 also contains market conditions.
Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation costs.
A summary of the Company’s PSU activity for the period ended June 30, 2024 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2023	849,467	$24.84
Granted*	338,445	18.98
Vested**	(30,728)	24.83
Forfeited	—	—
Cancelled*	(394,050)	27.09
Non-vested PSUs as of June 30, 2024	763,134	$21.08
___________________________________
* During the first half of 2024, the Company modified an award for a recipient, resulting in 6,651 shares assumed to be granted and cancelled for accounting purpose.
**    The number of the PSUs vested included 46,785 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the PSUs were $686, $(3,828), $1,321, and $(1,542) for the three and six months ended at June 30, 2024 and 2023, respectively. At June 30, 2024, the total unrecognized equity-based compensation expense related to outstanding PSUs was $3,452, which is expected to be recognized over a weighted-average period of 17.0 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenues	$3,621	$3,088	$6,860	$5,130
Sales and marketing	1,064	548	1,681	929
Research and development	1,355	1,220	3,004	2,870
General and administrative	3,743	(1,246)	7,311	3,224
Total	$9,783	$3,610	$18,856	$12,153

10.     Commitments and Contingencies
Contingent consideration
In connection with the Vyasa Analytics LLC ("Vyasa"), DIDB, Formedix, and ABM acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. The maximum contingent considerations related to revenue thread for Vyasa, DIDB, Formedix, and ABM to be earned are $60,000, $2,000, $9,000, and $17,550, respectively. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies related to the Formedix acquisition. During the six months ended June 30, 2024, the Company made a combined payment of $14,133 on the contingent consideration, consisting of $10,426 in cash and $3,707 in Company's stock. The total contingent liabilities were $46,776 and $55,238 at June 30, 2024 and December 31, 2023, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheet.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of June 30, 2024.
Assurance-type warranty
The Company includes an assurance commitment warranting that the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its application software, warranty costs have historically been insignificant and expensed as incurred.
For information related to commitments for future minimum lease payments, please see Note 7. "Leases".

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

The following table summarizes revenue by geographic area for the three and six months ended June 30, 2024 and 2023:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Revenue(1):
Americas	$69,619	$68,167	$138,784	$135,190
EMEA	17,245	15,110	38,088	32,025
Asia Pacific	6,449	7,173	13,095	13,536
Total	$93,313	$90,450	$189,967	$180,751
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
The Company's global ETR for the three and six months ended June 30, 2024 and 2023 were (2)%, 44%, 3%, and 44%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall decrease in pre-tax book income, the impact of non-deductible items, and the tax effect of certain discrete items.
13.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Net income (loss) available to common shareholders	$(12,574)	$4,706	$(17,257)	$6,064
Basic weighted-average common shares outstanding	160,505,223	158,955,822	160,014,746	158,568,575
Basic earnings per common share	$(0.08)	$0.03	$(0.11)	$0.04

Diluted earnings per share
Net income (loss) available to common shares	$(12,574)	$4,706	$(17,257)	$6,064
Basic weighted-average common shares outstanding	160,505,223	158,955,822	160,014,746	158,568,575
Dilutive potential common shares	—	951,150	—	1,249,113
Diluted weighted-average common shares outstanding	160,505,223	159,906,972	160,014,746	159,817,688
Diluted earnings per common share	$(0.08)	$0.03	$(0.11)	$0.04
__________________________________

•For the period ended June 30, 2024, the Company excluded potentially dilutive securities from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.
•For the period ended June 30, 2023, the Company excluded certain potentially dilutive securities attributable to outstanding RSUs and restricted stocks from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

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
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies, and estimates affect our condensed consolidated financial statements.
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
Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way that add to the total cost. The pharmaceutical industry spends more than $260 billion annually on research and development (“R&D”). Generally, companies spend an average of $6.2 billion per US Food and Drug Administration ("FDA") approved drug. Our software and scientists incorporate modern advances in scientific understanding, drug development experience, data analysis, and artificial intelligence (“AI”) resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
Our proprietary biosimulation platforms are built on biology, chemistry, and pharmacology principles with proprietary mathematical algorithms that model how medicines and diseases behave in the body. For over two decades, our scientists have developed and validated our biosimulation technology using data from scientific literature, laboratory research, preclinical and clinical studies. To do this, we have developed solutions for the collection, standardization, validation, storage, and analysis of the preclinical, and clinical data needed for MIDD. These data solutions are used internally and by global life sciences companies.
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

AI and machine learning technologies are being incorporated across our software and services portfolios, providing opportunities to expand the number of data sources utilized, better predict outcomes, and streamline reporting. For example, we are using machine learning to automate and speed the process of biosimulation, and we have created an AI application to aid in creating regulatory documents from scientific analyses and clinical data. We believe that AI predictive models will continue to enhance the accuracy and usefulness of biosimulation models and be utilized broadly across drug development.
We deliver software and technology-enabled services. Our strategy is to create and apply validated software applications that can be used broadly in the life science industry. We offer services, leveraging our technology, delivered by scientists with extensive drug development experience to aid our clients in applying biosimulation and MIDD to their specific projects.
Since 2014, customers who leverage our solutions have received more than 90% of all new drug approvals by the FDA. We have worked with nearly 2,400 life sciences companies and academic institutions and have collaborated on more than 8,000 customer projects in the last decade across a wide variety of therapeutic areas, ranging from cancer and hematology to diabetes and hundreds of rare diseases. Our software products are licensed by more than 57,000 users and are also used by 23 global drug regulatory agencies, including the U.S. FDA, Japan’s Pharmaceuticals and Medical Devices Agency, and the China Food and Drug Administration.
With continued innovation in and adoption of our biosimulation software, technology, and services, we believe more life science companies worldwide will leverage more of our end-to-end platform to reduce cost, accelerate speed to market, and ensure safety, and efficacy of medicines for all patients.

Key Factors Affecting Our Performance
We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address to sustain our growth and improve the results of our operations.
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
•Net Retention Rates: Our net retention rates measure the percentage of recurring revenue that is retained from existing software customers over a specific period of time, inclusive of price increases and expansion, excluding revenue from acquisitions occurred within the past 12 months.
.

The table below summarizes our quarterly bookings and net software retention rate trends:

	2024		2023
	Q1	Q2	Q1	Q2
	(in millions except percentage)
Bookings	$105.8	$98.9	$112.7	$85.9
Net Retention Rates	114.1%	108%	110.5%	111.3%
Investments in Growth
We have invested and intend to continue to invest in expanding the breadth and depth of our solutions, including through acquisitions and international expansion. We expect to continue to invest in (i) scientific talent to expand our ability to deliver solutions across the drug development spectrum; (ii) sales and marketing to promote our solutions to new and existing customers and in existing and expanded geographies; (iii) research and development to support existing solutions and innovate new technology; (iv) other operational and administrative functions to support our expected growth; and (v) complementary businesses. We expect that our headcount and our total operating expenses will continue to increase over time.
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
Governmental agencies throughout the world, but particularly in the United States, where the majority of our customers are based, strictly regulate the biopharmaceutical development process. Our business involves helping biopharmaceutical companies strategically and tactically navigate the regulatory approval process. New or amended regulations are expected to result in higher regulatory standards, and, often additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of streamlined or expedited approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our regulatory strategy services less competitive, could eliminate or substantially reduce the demand for our regulatory services.
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
Macroeconomic conditions
Uncertain macroeconomic conditions, including higher inflation, rising interest rates and instability in the financial system, geopolitical conflicts, and pandemics or other infectious disease outbreaks, may pose challenges to our business. We believe that any impacts these conditions may have on our business would be transitory and we are well-equipped to manage them going forward.

Non-GAAP Measures
Management uses various financial metrics, including total revenues, income from operations, net income, and certain metrics that are not required by, or presented in accordance with, GAAP, such as adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share, to measure and assess the performance of our business, to evaluate the effectiveness of our business strategies, to make budgeting decisions, to make certain compensation decisions, and to compare our performance against that of other peer companies using similar measures. We believe that the presentation of the GAAP and the non-GAAP metrics in this filing will aid investors in understanding our business.
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
Adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share are non-GAAP measures and are presented for supplemental purposes only and should not be considered as an alternative or substitute to financial information presented in accordance with GAAP. Adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations and comprehensive income (loss) that are necessary to run our business. Other companies, including those in our industry, may not use these measures and may calculate them differently than those presented, limiting the usefulness as a comparative measure.

The following table reconciles net income (loss) to adjusted EBITDA:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)(a)	$(12,574)	$4,706	$(17,257)	$6,064
Interest expense(a)	5,578	5,668	11,329	11,143
Interest income(a)	(2,486)	(2,210)	(5,060)	(3,564)
(Benefit from) provision for income taxes(a)	305	3,675	(446)	4,786
Depreciation and amortization expense(a)	451	361	883	772
Intangible asset amortization(a)	16,146	13,173	32,142	26,286
Currency (gain) loss(a)	104	1,120	980	2,014
Equity-based compensation expense(b)	9,783	3,610	18,856	12,153
Change in fair value of contingent consideration(d)	2,783	1,298	5,661	2,559
Acquisition-related expenses(e)	1,073	692	2,787	1,884
Integration expense(f)	—	55	—	157
Transaction - related expenses (g)	2,753	—	2,753	—
Severance expense(h)	183	—	183	—
Reorganization expense(i)	2,163	—	2,214	—
Loss on disposal of fixed assets(j)	13	25	13	29
Executive recruiting expense(k)	43	200	423	396
Adjusted EBITDA	$26,318	$32,373	$55,461	$64,679

The following table reconciles net income (loss) to adjusted net income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss) (a)	$(12,574)	$4,706	$(17,257)	$6,064
Currency (gain) loss(a)	104	1,120	980	2,014
Equity-based compensation expense(b)	9,783	3,610	18,856	12,153
Amortization of acquisition-related intangible assets(c)	13,342	11,259	26,690	22,515
Change in fair value of contingent consideration(d)	2,783	1,298	5,661	2,559
Acquisition-related expenses(e)	1,073	692	2,787	1,884
Integration expense(f)	—	55	—	157
Transaction - related expenses (g)	2,753	—	2,753	—
Severance expense(h)	183	—	183	—
Reorganization expense(i)	2,163	—	2,214	—
Loss on disposal of fixed assets(j)	13	25	13	29
Executive recruiting expense(k)	43	200	423	396
Income tax expense impact of adjustments(l)	(8,273)	(4,602)	(15,362)	(10,097)
Adjusted net income	$11,393	$18,363	$27,941	$37,674

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Diluted earnings per share(a)	$(0.08)	$0.03	$(0.11)	$0.04
Currency (gain) loss(a)	—	0.01	0.01	0.01
Equity-based compensation expense(b)	0.06	0.02	0.12	0.08
Amortization of acquisition-related intangible assets(c)	0.08	0.07	0.17	0.14
Change in fair value of contingent consideration(d)	0.02	0.01	0.03	0.02
Acquisition-related expenses(e)	0.01	0.01	0.02	0.01
Integration expense(f)	—	—	—	—
Transaction - related expenses (g)	0.02	—	0.02	—
Severance expense(h)	—	—	—	—
Reorganization expense(i)	0.01	—	0.01	—
Loss on disposal of fixed assets(j)	—	—	—	—
Executive recruiting expense(k)	—	—	—	—
Income tax expense impact of adjustments(l)	(0.05)	(0.03)	(0.10)	(0.06)
Adjusted diluted earnings per share	$0.07	$0.12	$0.17	$0.24

Basic weighted average common shares outstanding	160,505,223	158,955,822	160,014,746	158,568,575
Effect of potentially dilutive shares outstanding (m)	961,455	951,150	925,274	1,249,113
Adjusted diluted weighted average common shares outstanding	161,466,678	159,906,972	160,940,020	159,817,688
__________________________________
(a)Represents amounts as determined under GAAP.
(b)Represents expenses related to equity-based compensation. Equity-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy.
(c)Represents amortization costs associated with acquired intangible assets in connection with business acquisitions.
(d)Represents expense associated with remeasuring fair value of contingent consideration of business acquisition.
(e)Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(f)Represents integration costs related to post-acquisition integration activities.
(g)Represents costs associated with our public offerings that are not capitalized, as well as debt issuance costs that are not deferred or treated as a contra-liability directly deducted from the carrying value of the associated debt liability.

(h)Represents charges for severance provided to former executives.
(i)Represents expenses related to reorganization, including legal entity reorganization and lease abandonment costs associated with the evaluation of our office space footprint.
(j)Represents the gain or loss related to the disposal of fixed assets.
(k)Represents recruiting and relocation expenses related to hiring senior executives.
(l)Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(m)Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.
Components of Results of Operations
Revenues
Our business generates revenue from the sales of software products and the delivery of consulting services.
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
•Services. Our services business generates revenues primarily from technology-driven services and professional services, which include software implementation services. Our service arrangements are time and materials, a fixed fee, or prepaid. Revenues are recognized over the time as services are performed for time and materials, and over time by estimating progress to completion for fixed fee and prepaid services.
Cost of Revenues
Cost of revenues consists primarily of employee related expenses, equity-based compensation, the costs of third-party subcontractors, travel costs, distributor fees, amortization of capitalized software, and allocated overhead. We may add or expand computing infrastructure service providers, make additional investments in the availability and security of our solutions, or add resources to support our growth.
Operating Expenses
•Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, equity-based compensation, sales commissions, brand development, advertising, travel-related expenses, and industry conferences and events. We plan to continue to invest in sales and marketing to increase penetration of our existing client base and expand to new clients.

•Research and Development. R&D expense consist primarily of employee-related expenses, equity-based compensation, third-party consulting, allocated software costs, and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.
•General and Administrative. General and administrative expenses ("G&A") consist of personnel-related expenses associated with our executive, legal, finance, human resources, information technology, and other administrative functions, including salaries, benefits, bonuses, and equity-based compensation. G&A expenses also include professional fees for external legal, accounting and other consulting services, allocated overhead costs, and other general operating expenses.
•Intangible Asset Amortization. Intangible asset amortization consists primarily of amortization expense related to intangible assets recorded in connection with acquisitions and amortization of capitalized software development costs.
•Depreciation and Amortization Expense. Depreciation and amortization expenses consist of depreciation of property and equipment and amortization of leasehold improvements.
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
Business Combinations
Since 2013 and as of June 30, 2024, we have completed 20 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2023 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.
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
Based on our purchase price allocation, approximately $0.3 million, $5.6 million, $0.4 million, and $2.3 million of the purchase price was assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2.0 million. The fair value of the contingent consideration was estimated to be $0.8 million as of the acquisition date. At June 30, 2024, the contingent consideration was remeasured to $0.1 million, resulting in a fair value adjustment of $4 thousand and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
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
The total estimated consideration included a portion of contingent consideration that is payable over two years in cash, not to exceed $9.0 million. The fair value of the contingent consideration related to the revenue threshold was estimated to be $4.4 million as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, another portion of the contingent consideration is based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5.2 million as of the acquisition date. During the six months ended June 30, 2024, the Company made payments of $1.8 million on contingent consideration. At June 30, 2024 the contingent consideration related to revenues was remeasured to zero, resulting in a negative fair value remeasurement and adjustment of $1.9 million and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
Applied BioMath, LLC ("ABM")
On December 12, 2023, we completed the acquisition of ABM, an industry-leader in providing model-informed drug discovery and development support to help accelerate and de-risk therapeutic research and development, for a total estimated consideration of $36.6 million. The business combination was not material to our condensed consolidated financial statements.
Based on our preliminary purchase price allocation, approximately $4.6 million, $0.8 million, $13.7 million and $15.9 million of the purchase price was assigned to developed technology, non-compete agreements, customer relationships and goodwill, respectively.
The total estimated consideration includes a portion of contingent consideration that is payable over two years in cash, not to exceed $17.6 million. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5.4 million as of the acquisition date. At June 30, 2024, the contingent consideration was remeasured to $4.7 million, resulting in a negative fair value adjustment of $0.7 million and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
The contingent considerations for all acquisitions were classified as a liabilities and included in accrued expenses and other long-term liabilities on our condensed consolidated balance sheet. The contingent considerations related with revenue threshold are remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations and comprehensive income (loss).

The current purchase price allocations for acquisitions of Formedix and ABM are preliminary. The primary areas of the preliminary purchase price allocations that are not yet finalized that relate to the fair value of certain tangible assets and liabilities assumed and residual goodwill. We continue to gather information supporting the acquired assets and liabilities, including, but not limited to, the estimation of the fair value of the identifiable intangible assets, measurement of deferred revenue and corresponding impact on goodwill, during the measurement period. Any adjustments to the preliminary purchase price allocation identified during the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

The results of operations of the acquired businesses and the fair value of the acquired assets and liabilities assumed are included in the Company’s consolidated financial statements with effect from the date of the acquisitions.
For more information about our acquisitions, see Note 4. “Business Combinations” in the notes to the condensed consolidated financial statements.

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023, respectively.
Three Months Ended June 30, 2024 Versus Three Months Ended June 30, 2023
The following table summarizes our unaudited statements of operations data for the three months ended at June 30, 2024 and 2023:
Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Software	$38,207	$33,723	$4,484	13%
Services	55,106	56,727	(1,621)	(3)%
Total revenues	$93,313	$90,450	$2,863	3%
Total revenues increased $2.9 million, or 3%, to $93.3 million for the three months ended June 30, 2024 as compared to the same period in 2023. The overall increase in revenues was primarily due to growth in our software product offerings from strong demand within existing customers, client expansions, and new customers.
Software revenues increased $4.5 million, or 13%, to $38.2 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily driven by strong demand within existing customers and expanding relationships with customers.
Services revenues decreased $1.6 million, or 3%, to $55.1 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily attributed to decrease in revenue from consulting services as compared to the same period in 2023.

Cost of Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Cost of revenues	$39,809	$36,224	$3,585	10%
Cost of revenues increased by $3.6 million, or 10%, to $39.8 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to a $2.5 million increase in employee-related costs resulting from billable headcount growth, an $0.8 million increase in intangible assets amortization, a $0.5 million increase in stock-based compensation costs, and a $0.5 million increase in equipment and software expenses, partially offset by a $0.8 million decrease in consulting and professional costs.
Sales and Marketing Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Sales and marketing	$12,213	$8,111	$4,102	51%
% of total revenues	13%	9%
Sales and marketing expenses increased by $4.1 million, or 51%, to $12.2 million for the three months ended June 30, 2024 as compared to the same period in 2023. Sales and marketing expenses increased primarily due to a $1.6 million increase in employee-related costs mainly resulting from head count growth driven by acquisitions along with investment to build the commercial organization, a $1.1 million increase in commission expenses, a $0.5 million increase in stock-based compensation costs, a $0.5 million increase in marketing expenses, a $0.2 million increase in professional and consulting expenses, a $0.1 million increase in travel expense, and a $0.1 million increase in equipment and software expense.

Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Research and development	$9,067	$7,888	$1,179	15%
% of total revenues	10%	9%
Research and development expenses increased by $1.2 million, or 15%, to $9.1 million for the three months ended June 30, 2024 as compared to the same period in 2023. The change in research and development expenses was primarily due to a $2.7 million increase in employee-related costs, mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, a $0.2 million increase in the equipment and software expense, and a $0.2 million increase in license expenses, partially offset by a $2.0 million increase in capitalized cost in R&D.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
General and administrative	$28,071	$14,245	$13,826	97%
% of total revenues	30%	16%
General and administrative expenses increased by $13.8 million, or 97%, to $28.1 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to a $5.0 million increase in stock-based compensation costs, a $1.0 million increase in employee-related costs primarily resulting from head count growth, a $2.6 million increase in transaction expense primarily related to refinancing of a term loan and a revolving line of credit, a $2.3 million increase in reorganization expense, a $1.5 million increase related to remeasurement changes in the fair value of contingent consideration, an $0.8 million increase in provision for credit allowance, and a $0.7 million increase in professional and consulting expenses.
Intangible Asset Amortization

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Intangible asset amortization	$12,743	$10,582	$2,161	20%
% of total revenues	14%	12%
Intangible asset amortization expense increased by $2.2 million, or 20%, to $12.7 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in intangible asset amortization expense was primarily due to a $1.3 million increase in amortization in acquired intangible assets and a $0.9 million increase in amortization in capitalized software.
Depreciation and Amortization Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Depreciation and amortization	$451	$361	$90	25%
% of total revenues	—%	—%
Depreciation and amortization expense increased $0.1 million, to $0.5 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in depreciation and amortization expense was primarily due to a $0.1 million increase in depreciation expense for computer equipment.

Interest Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Interest expense	$5,578	$5,668	$(90)	(2)%
% of total revenues	6%	6%
Interest expense of $5.6 million for the three months ended June 30, 2024, was nearly flat as compared to the same period in 2023. The change in interest expense was primarily due to a $0.3 million increase in our floating rate term loan debt, driven by the uptick in market interest rates. The increase in interest expense was partially offset by a $0.3 million increase in gain from our interest swap hedge activities.

Net Other (Income ) Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net other (income ) expense	$(2,350)	$(1,010)	$(1,340)	133%
% of total revenues	(3)%	(1)%
Net other income increased by $1.3 million, to $2.4 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase in net other income was primarily due to a $1.0 million remeasurement gain related to the fluctuation of the foreign currency rate and a $0.3 million increase in interest income.
Provision (Benefit) for Income Taxes

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Provision (benefit) for income taxes	$305	$3,675	$(3,370)	(92)%
Effective income tax rate	(2)%	44%
Our income tax expense was $0.3 million, resulting in an effective income tax rate of (2)% for the three months ended June 30, 2024 as compared to an income tax expense of $3.7 million, or an effective income tax rate of 44%, for the same period in 2023. Our income tax expense for the three months ended June 30, 2024 and 2023 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for United Kingdom earnings, and discrete tax items.
Net Income (Loss)

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net income (loss)	$(12,574)	$4,706	$(17,280)	(367)%

Net loss was $12.6 million representing a $17.3 million change in net income for the three months ended June 30, 2024 as compared to a net income of $4.7 million for the same period of 2023. The decrease in net income was primarily due to a $21.4 million increase in operating expense, a $3.6 million increase in cost of revenue, partially offset by a $2.9 million increase in revenue, a $3.4 million decrease in tax expense, and a $1.3 million increase in total other income.
Six Months Ended June 30, 2024 Versus Six Months Ended June 30, 2023
The following table summarizes our unaudited statements of operations data for the six months ended at June 30, 2024 and 2023:
Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Software	$77,514	$66,728	$10,786	16%
Services	112,453	114,023	(1,570)	(1)%
Total revenues	$189,967	$180,751	$9,216	5%
Total revenues increased $9.2 million, or 5%, to $190.0 million for the six months ended June 30, 2024 as compared to the same period in 2023. The overall increase in revenues was primarily due to growth in our software product offerings from strong demand within existing customers, client expansions, and new customers.
Software revenues increased $10.8 million, or 16%, to $77.5 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily driven by strong demand within existing customers and expanding relationships with customers.
Services revenues decreased $1.6 million, or 1% to $112.5 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily attributed to decrease in revenue from consulting service as compared to the same period in 2023.
Cost of Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Cost of revenues	$79,064	$71,080	$7,984	11%
Cost of revenues increased by $8.0 million, or 11%, to $79.1 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to a $4.4 million increase in employee-related costs resulting from billable headcount growth, a $1.7 million increase in stock-based compensation costs, a $1.6 million increase in intangible assets amortization, a $1.0 million increase in equipment and software expenses, and a $0.2 million decrease in capitalized cost in R&D, partially offset by a $1.1 million decrease in professional and consulting expenses.

Sales and Marketing Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Sales and marketing	$22,900	$16,113	$6,787	42%
% of total revenues	12%	9%
Sales and marketing expenses increased by $6.8 million, or 42%, to $22.9 million for the six months ended June 30, 2024 as compared to the same period in 2023. Sales and marketing expenses increased primarily due to a $2.6 million increase in employee-related costs mainly resulting from head count growth driven by acquisitions along with investment to build the commercial organization, a $1.8 million increase in commission expense, a $0.8 million increase in stock-based compensation costs, a $0.7 million increase in marketing expenses, a $0.4 million increase in travel expenses, a $0.3 million increase in professional and consulting expenses, and a $0.2 million increase in equipment and software expenses.
Research and Development Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Research and development	$21,062	$17,175	$3,887	23%
% of total revenues	11%	10%
Research and development expenses increased by $3.9 million, or 23%, to $21.1 million for the six months ended June 30, 2024 as compared to the same period in 2023. The change in research and development expenses was primarily due to a $5.7 million increase in employee-related costs, mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, a $0.4 million increase in the cost of licenses, a $0.4 million increase in equipment and software expense, partially offset by a $2.6 million increase in capitalized cost in R&D.
General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
General and administrative	$51,050	$34,017	$17,033	50%
% of total revenues	27%	19%
General and administrative expenses increased by $17.0 million, or 50%, to $51.1 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to a $2.1 million increase in employee-related costs primarily resulting from head count growth, a $4.1 million increase in stock-based compensation costs, a $3.1 million increase related to remeasurement changes in the fair value of contingent consideration, a $2.6 million increase in transaction expense primarily related to refinancing of our term loan and revolving line of credit, a $2.3 million increase in reorganization expense, a $1.0 million increase in provision for credit allowance, a $0.8 million increase in merger and acquisition expenses, a $0.6 million increase in professional and consulting expenses, and a $0.2 million increase in public company-related expenses.

Intangible Asset Amortization

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Intangible asset amortization	$25,336	$21,117	$4,219	20%
% of total revenues	13%	12%
Intangible asset amortization expense increased by $4.2 million, or 20%, to $25.3 million for the six months ended June 30, 2024, as compared to the same period in 2023. The increase in intangible asset amortization expense was primarily due to a $2.5 million increase in amortization in acquired intangible assets and a $1.7 million increase in amortization in capitalized software.
Depreciation and Amortization Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Depreciation and amortization	$883	$772	$111	14%
% of total revenues	—%	—%
Depreciation and amortization expense increased $0.1 million, to $0.9 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in depreciation and amortization expense was primarily due to an increase in depreciation expense for computer equipment.
Interest Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Interest expense	$11,329	$11,143	$186	2%
% of total revenues	6%	6%
Interest expense increased by $0.2 million, or 2%, to $11.3 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in interest expense was primarily due to a $1.1 million increase in our floating rate term loan debt, driven by the uptick in market interest rates. The increase in interest expense was partially offset by a $0.8 million increase in gain from our interest swap hedge activities.

Net Other (Income ) Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net other (income ) expense	$(3,954)	$(1,516)	$(2,438)	161%
% of total revenues	(2)%	(1)%
Net other income increased by $2.4 million, or 161%, to $4.0 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in net other income was primarily due to a $1.5 million increase in interest income, primarily from cash investments, and a $1.0 million remeasurement gain related to the fluctuation of the foreign currency rate.
Provision (Benefit) for Income Taxes

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Provision (benefit) for income taxes	$(446)	$4,786	$(5,232)	(109)%
Effective income tax rate	3%	44%
Our income tax benefit was $0.4 million, resulting in an effective income tax rate of 3% for the six months ended June 30, 2024 as compared to an income tax expense of $4.8 million, or an effective income tax rate of 44% for the same period in 2023. Our income tax expense for the six months ended June 30, 2024 and 2023 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for United Kingdom earnings, and discrete tax items.
Net Income (Loss)

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net income (loss)	$(17,257)	$6,064	$(23,321)	385%
Net loss was $17.3 million representing a $23.3 million change in net income for the six months ended June 30, 2024 as compared to a net income of $6.1 million for the same period of 2023. The decrease in net income was primarily due to a $32.0 million increase in operating expense, a $8.0 million increase in cost of revenue, partially offset by a $9.2 million increase in revenue, a $5.2 million decrease in tax expense, and a $2.4 million increase in total other income.

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $14.1 million and $28.0 million as a source of funds for the six months ended June 30, 2024 and 2023, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the six and twelve months periods ended at June 30, 2024 and December 31, 2023 and as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Net cash from operating activities(a)	14,110	82,755
Cash and cash equivalents(b)	224,599	234,951
Term loan credit facilities	300,000	294,450
Gross revolving line of credit	100,000	100,000
___________________________________
(a)     Net cash from operating activities for six months ended at June 30, 2024 and twelve months ended at December 31, 2023.
(b)    Cash balances a June 30, 2024 and December 31, 2023 included $42.5 million and $47.3 million in cash and cash     equivalents, respectively, held outside of the United States.
Our material cash requirements from known contractual obligations are principal and interest payments on long term debt. We also have future cash obligations of $18.4 million for lease contracts, which have remaining terms of one to six years.
The principal amount of long-term debt outstanding as of June 30, 2024 matures in the following years:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	TOTAL
	( in thousands)
Maturities	$1,500	$3,000	$3,000	$3,000	$3,000	$286,500	$300,000
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We believe our existing sources of liquidity will be sufficient to meet our working capital, capital expenditures, and contractual obligations for the foreseeable future. Our expected primary uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments, and other general corporate purposes. We believe we will meet short- and long-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions.
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

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	SIX MONTHS ENDED JUNE 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$14,110	$28,015
Net cash used in investing activities	(9,697)	(14,462)
Net cash used in financing activities	(14,102)	(7,270)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	(663)	2,239
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(10,352)	$8,522
Cash paid for interest	$12,686	$8,255
Cash paid for income taxes	$8,499	$9,034
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first six months of 2024 was $14.1 million, compared to $28.0 million in the same period of 2023. The $13.9 million decrease in cash from operating activities was primarily driven by a decrease in cash-adjusted net income, an increase in accounts receivable, and an increase in cash used to obtain prepaid and other assets, partially offset by increased cash inflows from deferred revenues.
Investing activities
Net cash used by investing activities in the first six months of 2024 was $9.7 million, a decrease of $4.8 million, compared to $14.5 million in the same period of 2023. The change in investing activities was primarily due to a $7.6 million decrease in cash used for business acquisition, partially offset by a $2.4 million increase in cash utilized in capitalized development costs and a $0.5 million increase in cash utilized in capital expenditures to support our growth.
Financing Activities
Net cash used by financing activities in the first six months of 2024 was $14.1 million, compared to $7.3 million in the same period of 2023. The $6.8 million increase in cash outflow in financing activities was primarily due to a $10.4 million increase in cash payments for contingent consideration related to business acquisition, and a $2.3 million increase in cash payments associated with share awards vested and withheld for payroll tax, partially offset by a $5.1 million increase in cash proceeds net of debt issuance cost from refinancing of term loan debt, and an $0.8 million decrease in quarterly prepayment payment of term loan debt.
Indebtedness
We have been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility (as amended, the “Credit Agreement”). On June 26, 2024, we entered into the Fifth Amendment to the Credit Agreement (the 'Amendment'), primarily amended (1) the principal amount of the term loan to $300.0 million and the maturity date to June 26, 2031; and (2) extending the termination date of $100.0 million revolving credit commitment to June 26, 2029. The term loan under this Amendment has substantially the same terms as the existing term loans and revolving credit commitments.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Borrowers, either (i) the Term SOFR rate, with a floor of 0.00% plus an applicable margin rate of 3.00% for the Term Loans and between 3.50% and 2.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.00% for the Term Loans or between 2.50% and 1.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50% and (iii) the Term SOFR rate plus 1.00%. Additionally, we are obligated to pay a commitment fee on the unused amount and other customary fees.
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of June 30, 2024, we were in compliance with the covenants of the Credit Agreement.
As of June 30, 2024, we had $300.0 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the six months ended June 30, 2024 from those disclosed in our 2023 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax benefit of $0.4 million for the six months ended June 30, 2024 and income tax expense of $4.8 million for the six months ended June 30, 2023.
As of June 30, 2024, we had federal and state NOLs of approximately $1.6 million and $0.04 million, respectively, which are available to reduce future taxable income and expire between 2035 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.3 million and $0, respectively, to offset future income taxes, which expire between 2027 and 2028. We also had foreign tax credits of approximately $13.8 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $81.6 million which will start to expire in 2024, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2031 and 2041. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforwards, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $31.5 million was recorded at December 31, 2023. As of June 30, 2024, the valuation allowance remained unchanged from December 31, 2023.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2. “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2023 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended June 30, 2024.
Recently Adopted and Issued Accounting Standards
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2.“Summary of Significant Accounting Policies” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2023 Annual Report. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting
During the period ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2023 Annual Report.
Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2023 Annual Report in response to Part I, Item 1A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at June 30, 2024.

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
4/1/2024 to 4/30/2024	368,659	$17.85	—	$—
5/1/2024 to 5/31/2024	2,989	$16.08	—	$—
6/1/2024 to 6/30/2024	14,443	$15.78	—	$—
Total	386,091	$17.76	—	$—
__________________________________
(a) Shares purchased were due to shares delivered by employees to the Company for the payment of taxes resulting from issuance of common stock upon the vesting of PSU or RSUs relating to stock-based compensation plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our directors and officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. These Rule 10b5-1 plans are intended to satisfy the affirmative defense of Rule10b5-1(c) under the Exchange Act.
On May 9, 2024, Patrick Smith, our President, Certara Drug Develop Solutions, adopted a Rule 10b5-1 trading plan. The plan provides for the potential sale, on the dates and prices set forth in the plan, of up to 33,777 shares of our common stock from June 28, 2024 through December 13, 2024.

In addition, on May 9, 2024, Leif Pedersen, our President, Chief Commercial Officer, adopted a Rule 10b5-1 trading plan. The plan provides for the potential sale, on the dates and prices set forth in the plan, of up to 51,224 shares of our common stock from September 9, 2024 through September 30, 2024.

Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	8 - K	001-39799	3.1	7/19/2024
3.2	Amended and Restated Bylaws of Certara, Inc.	8 - K	001-39799	3.2	7/19/2024
10.1* **	Form of 2024 PSU Grant Agreement	10 - Q	001-39799	10.1	5/7/2024
10.2
Fifth Amendment (the “Amendment”), dated as of June 26, 2024, among Certara Holdings, Inc. (“Certara Holdings”), Certara Holdco, Inc. (the “Parent Borrower”), Certara USA, Inc. (the “Co-Borrower” and, together with the Parent Borrower, the “Borrowers”), Certara Intermediate, Inc. (“Holdings”), and certain other wholly-owned subsidiaries of the Borrowers, Bank of America, N.A. as administrative agent for the Lenders (as defined below) and collateral agent for the secured parties thereunder to the credit agreement, dated as of August 15, 2017, among Certara Holdings (f/k/a EQT Avatar Holdings, Inc.), Holdings, the Borrowers, certain wholly-owned subsidiaries of the Borrowers, the financial institutions from time to time party thereto (including the financial institutions party to the Amendment, the “Lenders”), the issuing banks named therein and Bank of America, N.A., as administrative agent for the Lenders and collateral agent for the secured parties thereunder.
		8 - K	001-39799	10.1	6/26/2024
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CERTARA, INC.

Date: August 6, 2024	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ John E. Gallagher III
	Name:	John E. Gallagher III
	Title:	Chief Financial Officer (Principal Financial Officer)