Form 10-Q
period 2024-09-30
Certara, Inc.
filed 2024-11-06
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 160,974,813 shares of common stock, par value $0.01 per share, outstanding.

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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$233,023	$234,951
Accounts receivable, net of allowance for credit losses of $1,556 and $1,312, respectively	95,956	84,857
Prepaid expenses and other current assets	21,630	20,393
Total current assets	350,609	340,201
Other assets:
Property and equipment, net	2,554	2,670
Operating lease right-of-use assets	12,070	9,604
Goodwill	718,483	716,333
Intangible assets, net of accumulated amortization of $323,609 and $273,522, respectively	453,225	487,043
Deferred income taxes	4,236	4,236
Other long-term assets	2,052	3,053
Total assets	$1,543,229	$1,563,140
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,494	$5,171
Accrued expenses	53,294	56,779
Current portion of deferred revenue	59,336	60,678
Current portion of long-term debt	3,000	3,020
Other current liabilities	4,581	4,375
Total current liabilities	122,705	130,023
Long-term liabilities:
Deferred revenue, net of current portion	1,177	1,070
Deferred income taxes	37,554	50,826
Operating lease liabilities, net of current portion	10,420	6,955
Long-term debt, net of current portion and debt discount	293,053	288,217
Other long-term liabilities	24,915	39,209
Total liabilities	489,824	516,300
Commitments and contingencies
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 161,791,989 and 160,284,901 shares issued, 160,900,211 and 159,848,286 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	1,618	1,603
Additional paid-in capital	1,209,196	1,178,461
Accumulated deficit	(134,858)	(116,230)
Accumulated other comprehensive loss	(5,013)	(7,593)
Treasury stock at cost, 891,778 and 436,615 shares at September 30, 2024 and December 31, 2023, respectively	(17,538)	(9,401)
Total stockholders' equity	1,053,405	1,046,840
Total liabilities and stockholders' equity	$1,543,229	$1,563,140
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2024	2023	2024	2023
Revenues	$94,820	$85,576	$284,787	$266,327
Cost of revenues	37,189	35,876	116,253	106,956
Operating expenses:
Sales and marketing	11,347	7,238	34,247	23,351
Research and development	8,271	8,980	29,333	26,155
General and administrative	22,030	27,760	73,080	61,777
Intangible asset amortization	12,950	11,155	38,286	32,272
Depreciation and amortization expense	439	367	1,322	1,139
Goodwill impairment expense	—	46,984	—	46,984
Total operating expenses	55,037	102,484	176,268	191,678
Income (loss) from operations	2,594	(52,784)	(7,734)	(32,307)
Other income (expenses):
Interest expense	(5,187)	(5,903)	(16,516)	(17,046)
Net other income	932	5,078	4,886	6,594
Total other expenses	(4,255)	(825)	(11,630)	(10,452)
Loss before income taxes	(1,661)	(53,609)	(19,364)	(42,759)
Provision (benefit) for income taxes	(290)	(4,644)	(736)	142
Net loss	(1,371)	(48,965)	(18,628)	(42,901)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $(390), $254, $(346), and $(33) respectively	5,700	(4,658)	4,992	(242)
Change in fair value from interest rate swap, net of tax of $(795), $37, $(788), and $211 respectively	(2,385)	117	(2,412)	758
Total other comprehensive income (loss)	3,315	(4,541)	2,580	516
Comprehensive income (loss)	$1,944	$(53,506)	$(16,048)	$(42,385)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.31)	$(0.12)	$(0.27)
Diluted	$(0.01)	$(0.31)	$(0.12)	$(0.27)
Weighted average common shares outstanding:
Basic	160,642,052	159,165,206	160,225,375	158,769,638
Diluted	160,642,052	159,165,206	160,225,375	158,769,638
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK			ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES		AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2024	161,764,197		$1,618	$1,201,009	$(133,487)	$(8,328)	(882,883)	$(17,411)	$1,043,401
Equity-based compensation expense, net of forfeiture	—	0	—	8,187	—	—	—	—	8,187
Common stock withheld for tax liabilities	—	0	—	—	—	—	(8,895)	(127)	(127)
Common shares issued for employee share-based compensation	27,792	0	—	—	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—		—	—	—	(2,385)	—	—	(2,385)
Net loss	—	0	—	—	(1,371)	—	—	—	(1,371)
Foreign currency translation adjustment, net of tax	—	0	—	—	—	5,700	—	—	5,700
Balance as of September 30, 2024	161,791,989	0	$1,618	$1,209,196	$(134,858)	$(5,013)	(891,778)	$(17,538)	$1,053,405

Balance as of December 31, 2023	160,284,901		$1,603	$1,178,461	$(116,230)	$(7,593)	(436,615)	$(9,401)	$1,046,840
Equity-based compensation expense, net of forfeiture	—		—	27,043	—	—	—	—	27,043
Common stock withheld for tax liabilities	—		—	—	—	—	(455,163)	(8,137)	(8,137)
Common shares issued for employee share-based compensation	1,297,519		13	(13)	—	—	—	—	—
Restricted stock forfeiture	(5,123)		—	—	—	—	—	—	—
Common shares issued for contingent consideration	214,692		2	3,705	—	—	—	—	3,707
Change in fair value from interest rate swap, net of tax	—		—	—	—	(2,412)	—	—	(2,412)
Net loss	—		—	—	(18,628)	—	—	—	(18,628)
Foreign currency translation adjustment, net of tax	—		—	—	—	4,992	—	—	4,992
Balance as of September 30, 2024	161,791,989		$1,618	$1,209,196	$(134,858)	$(5,013)	(891,778)	$(17,538)	$1,053,405
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2023	160,171,493	$1,601	$1,162,317	$(54,809)	$(3,173)	(394,209)	$(8,762)	$1,097,174
Equity-based compensation expense, net of forfeiture	—	—	8,645	—		—	—	8,645
Common shares issued for share-based compensation awards and shares withheld for tax	119,101	1	(2)	—	—	(36,944)	(561)	(562)
Restricted stock forfeiture	(10,675)	—	—	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—		117	—	—	117
Net loss	—	—	—	(48,965)	—	—	—	(48,965)
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,658)	—	—	(4,658)
Balance as of September 30, 2023	160,279,919	$1,602	$1,170,960	$(103,774)	$(7,714)	(431,153)	$(9,323)	$1,051,751

Balance as of December 31, 2022	159,676,150	$1,596	$1,150,168	$(60,873)	$(8,230)	(150,207)	$(3,000)	1,079,661
Equity-based compensation awards	—	—	20,798	—	—	—	—	20,798
Common shares issued for share-based compensation awards and shares withheld for tax	805,607	8	(8)	—	—	(280,946)	(6,323)	(6,323)
Restricted stock forfeiture	(201,838)	(2)	2	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	758	—	—	758
Net loss	—	—	—	(42,901)	—	—		(42,901)
Foreign currency translation adjustment	—	—	—	—	(242)	—	—	(242)
Balance as of September 30, 2023	160,279,919	$1,602	$1,170,960	$(103,774)	$(7,714)	(431,153)	$(9,323)	$1,051,751
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)	2024	2023
Cash flows from operating activities:
Net loss	$(18,628)	$(42,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,322	1,139
Amortization of intangible assets	48,495	40,099
Amortization of debt issuance costs	891	1,146
(Recovery of) provision for credit losses	393	52
Equity-based compensation expense	27,043	20,798
Change in fair value of contingent considerations	8,092	11,316
Goodwill impairment	—	46,984
Deferred income taxes	(12,626)	(18,532)
Changes in assets and liabilities:
Accounts receivable	(10,973)	6,441
Prepaid expenses and other assets	(2,473)	85
Accounts payable, accrued expenses, and other liabilities	(9,774)	(1,851)
Deferred revenues	(2,122)	(6,978)
Other operating activities, net	1,457	1,631
Net cash provided by operating activities	31,097	59,429
Cash flows from investing activities:
Capital expenditures	(1,210)	(899)
Capitalized software development costs	(13,995)	(10,000)
Investment in intangible assets	—	(54)
Business acquisitions, net of cash acquired	—	(7,550)
Net cash used in investing activities	(15,205)	(18,503)
Cash flows from financing activities:
Proceeds from borrowings on term loan debt	6,305	—
Payment of debt issuance costs	(1,216)	—
Payments on long-term debt and finance lease obligations	(1,505)	(2,290)
Payments for business acquisition related contingent consideration	(15,156)	—
Payment of taxes on shares withheld for employee taxes	(8,135)	(5,905)
Net cash used in financing activities	(19,707)	(8,195)
Effect of foreign exchange rate on cash and cash equivalents, and restricted cash	1,887	(107)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(1,928)	32,624
Cash and cash equivalents, and restricted cash, at beginning of period	234,951	239,688
Cash and cash equivalents, and restricted cash, at end of period	$233,023	$272,312
Supplemental disclosures of cash flow information
Cash paid for interest	$11,171	$13,668
Cash paid for taxes	$11,630	$12,365
Supplemental schedule of noncash investing and financing activities
Stock issuance or establish liabilities related to business acquisition contingent consideration	$3,707	$790
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30,

2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related interim disclosures are unaudited.
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

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2024:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$78,253	$—	$—	$78,253
Interest rate swap assets	—	2,424	—	2,424
Total assets	$78,253	$2,424	$—	$80,677

Liabilities
Contingent liabilities	$—	$—	$43,696	$43,696
Total liabilities	$—	$—	$43,696	$43,696
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
For the period ended September 30, 2024, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

SEPTEMBER 30, 2024
(In thousands)
Beginning balance at December 31, 2023	$54,457
Additions	—
Payments	(18,863)
Fair value remeasurement	8,102
Ending balance at September 30, 2024	$43,696
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2023 Annual Report.

(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The cash and cash equivalents was $233,023 and $234,951 at September 30, 2024 and December 31, 2023, respectively.
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
The Company estimates the expected credit losses for accounts receivable using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if it determines that the receivable is not collectible. Allowances for credit losses of $1,556 and $1,312 were provided in the accompanying condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, respectively.
Accounts receivable consists of the following:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Trade receivables	$80,978	$75,410
Unbilled receivables	16,230	10,405
Other receivables	304	354
Allowances for credit losses	(1,556)	(1,312)
Accounts receivable, net	$95,956	$84,857

The following table presents the information regarding the allowance for credit losses:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Beginning balance	$1,312	$1,250
Provision for credit losses	393	684
Charge-offs, net of recoveries	(149)	(622)
Ending balance	$1,556	$1,312
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
The Company entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. During the quarter ended September 30, 2023, the Company and the counter party amended the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. At September 30, 2024 and December 31, 2023, the interest swap had a fair value of $2,424 and $5,624, respectively. The gross fair value recognized in accumulated other comprehensive income (loss) was $2,424 and $5,624, respectively, at September 30, 2024 and December 31, 2023.
The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $1,529, $1,489 , $4,580, and $3,751 for the three and nine months ended September 30, 2024 and 2023, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were as follows:

Interest rate swap derivative designated as cash flow hedging instrument:	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$2,424	$4,473
Other long-term assets	$—	$1,151
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $2,424.

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
Contract balances at September 30, 2024 and December 31, 2023 were as follows:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Contract assets	$16,230	$10,405
Contract liabilities	$60,513	$61,748

During the nine months ended September 30, 2024, the Company recognized revenue of $55,782 related to contract liabilities at December 31, 2023.
The unsatisfied performance obligations as of September 30, 2024 were $123,447. We expect to recognize approximately $107,010 or 86.7% of this revenue over the next 12 months and the remainder thereafter.
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
Capitalized contract acquisition costs were $639 and $655 as of September 30, 2024 and December 31, 2023, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
	(In thousands)
Software licenses transferred at a point in time	$10,202	$9,916	$39,031	$38,967
Software licenses transferred over time	25,710	21,414	74,395	59,092
Service revenues earned over time	58,908	54,246	171,361	168,268
Total	$94,820	$85,576	$284,787	$266,327
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
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At September 30, 2024 and December 31, 2023, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of September 30, 2024 and December 31, 2023, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the nine months ended September 30, 2024 and 2023.
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
Since 2013, and as of September 30, 2024, the Company has completed 20 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2023 are provided below.

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
The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2,000. Future payments of contingent consideration are based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $790 as of the acquisition date. At September 30, 2024, the contingent consideration was remeasured to $136, resulting in a fair value adjustment of $4 and recorded in general and administrative expenses (“G&A”) on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

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

The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $9,000. The fair value of the contingent consideration related to the revenue threshold was estimated to be $4,380 as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5,161 as of the acquisition date. During the nine months ended September 30, 2024, the Company made a payment of $1,777 on contingent consideration. At September 30, 2024, the contingent consideration related to eligible revenue was remeasured to zero, resulting in a negative fair value remeasurement and adjustment of $1,919 and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

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

Based on the Company’s purchase price allocation, approximately $4,600, $800, $13,700, and $15,872 of the purchase price were assigned to developed technology, non-compete agreements, customer relationships, and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact the Company treated the acquisition as an asset acquisition under the relevant sections of the IRC.

The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $17,550. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5,357 as of the acquisition date. During the nine months ended September 30, 2024, the Company made a payment of $4,730 on contingent consideration. At September 30, 2024, the contingent consideration related to eligible revenue was remeasured to zero, resulting in a negative fair value remeasurement and adjustment of $650 and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

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

The results of operations of the acquired businesses and the fair value of the acquired assets and liabilities assumed are included in the Company’s condensed consolidated financial statements with effect from the date of the acquisitions.
5.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at September 30, 2024 and December 31, 2023 consist of the following:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Prepaid expenses	$7,345	$6,363
Income tax receivable	3,233	3,395
Research and development tax credit receivable	7,112	5,004
Current portion of interest rate swap asset	2,424	4,473
Other current assets	1,516	1,158
Prepaid expenses and other current assets	$21,630	$20,393
Other long-term assets at September 30, 2024 and December 31, 2023 consisted of the following:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Long-term deposits	$1,456	$1,451
Interest rate swap asset - long-term	—	1,151
Deferred financing cost	596	451
Total other long-term assets	$2,052	$3,053
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
As of September 30, 2024 and December 31, 2023, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 8.96% and 8.67% for the nine months ended September 30, 2024 and 2023 for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements and continues to use the swap to mitigate the interest risk for the Company's debt obligations under the Credit Agreement.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $6,366, $6,844, $19,900, and $19,283 for the three and nine months ended September 30, 2024 and 2023, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $65 and $2,400 at September 30, 2024 and December 31, 2023, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $81, $65, $207, and $193 for the three and nine months ended September 30, 2024 and 2023, respectively. There was $1 and $2 accrued interest payable on the revolving line of credit September 30, 2024 and December 31, 2023.
Long-term debt consists of the following:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Term loans	$299,250	$294,450
Revolving line of credit	—	—
Less: debt issuance costs	(3,197)	(3,213)
Total	296,053	291,237
Current portion of long-term debt	(3,000)	(3,020)
Long-term debt, net of current portion and debt issuance costs	$293,053	$288,217
The principal amount of long-term debt outstanding as of September 30, 2024 matures in the following years:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	TOTAL
	(In thousands)
Maturities	$750	$3,000	$3,000	$3,000	$3,000	$286,500	$299,250
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
7.    Leases

The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms ranging from less than one to nine years.
Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At September 30, 2024, the weighted average remaining lease terms were 5.76 years for operating leases, and the weighted average discount rate was 5.54% for operating leases. For additional information on the Company's leases, see Note 14. “Leases” to the consolidated financial statements included in the Company’s 2023 Annual Report.
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

Lease Position	Balance Sheet Classification	SEPTEMBER 30, 2024	DECEMBER 31, 2023
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$12,070	$9,604
Total lease assets		$12,070	$9,604

Liabilities
Current
Operating	Other current liabilities	$4,581	$4,375

Noncurrent
Operating	Operating lease liabilities, net of current portion	10,420	6,955
Total lease liabilities		$15,001	$11,330

The following table summarizes by year the maturities of our minimum lease payments as of September 30, 2024:

OPERATING LEASES
(In thousands)
Remainder of 2024	$1,489
2025	4,011
2026	2,837
2027	1,891
2028	1,034
Thereafter	6,087
Total future lease payments	17,349
Less: imputed interest	(2,348)
Total	$15,001
8.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Accrued compensation	$26,470	$28,624
Legal and professional accruals	2,627	3,913
Interest payable	130	2,351
Income taxes payable	1,700	1,010
Short-term contingent consideration liabilities	20,870	18,410
Other	1,497	2,471
Total accrued expenses	$53,294	$56,779

Other long-term liabilities consist of the following:

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(In thousands)
Uncertain tax position liability	$1,308	$2,381
Contingent consideration	23,607	36,828
Total other long-term liabilities	$24,915	$39,209

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
In 2021, the Company granted 87,127 replacement shares of restricted stock in connection with the acquisition of Pinnacle 21, LLC under which equity-based awards are outstanding. The fair value of the restricted stock awarded was initially based on the fair value of our common stock on the date of grant, then adjusted for time restrictions due to unregistered shares and lack of marketability. The non-vested restricted stock at September 30, 2024 issued in 2021 has a three-year vesting period.

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2023	538,661	$23.18
Granted*	16,842	17.35
Vested*	(292,242)	22.67
Forfeited	(5,123)	23.00
Cancelled*	(16,842)	23.00
Non-vested restricted stock as of September 30, 2024	241,296	$23.41
___________________________________

*     The Company did not legally authorize or issue any restricted stock during the nine month period ended September 30, 2024. During the nine months ended 2024, the Company modified an award for a recipient, resulting in 16,842 shares assumed to be granted, vested, and cancelled.
Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $173, $333, $579, and $497 for the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $249, which is expected to be recognized over a weighted-average period of 10.2 months.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $196 and $252, $794, and $1,062 for the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $455, which is expected to be recognized over a weighted-average period of 11 months.

Equity-based employee compensation expense related to the time-based restricted stock for the Pinnacle 21, LLC acquisition was $106, $292, $318, and $877 for the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there is no unrecognized equity-based compensation expenses related to outstanding restricted stock recognized using the straight-line attribution approach.
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
A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2023	2,588,403	$23.77
Granted*	2,252,411	17.84
Vested**	(1,111,181)	23.71
Forfeited	(279,526)	20.85
Cancelled*	(42,098)	24.21
Non-vested RSUs as of September 30, 2024	3,408,009	$20.10
___________________________________
*The majority of shares granted during the first nine months of 2024 were issued under the 2020 Incentive Plan. During the first nine months of 2024, the Company modified awards for recipients, resulting in 42,098 shares assumed to be granted, vested, and cancelled for accounting purposes.
**The number of the RSUs vested included 408,378 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the RSUs were $8,069, $7,260, $24,388, and $19,397 for three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the total unrecognized equity-based compensation expense related to outstanding RSUs was $49,584, which is expected to be recognized over a weighted-average period of 24.6 months.

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
A summary of the Company’s PSU activity for the period ended September 30, 2024 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2023	849,467	$24.84
Granted*	338,445	18.98
Vested**	(30,728)	24.83
Forfeited	(20,042)	21.46
Cancelled*	(394,050)	27.09
Non-vested PSUs as of September 30, 2024	743,092	$21.07
___________________________________
* During the first half of 2024, the Company modified an award for a recipient, resulting in 6,651 shares assumed to be granted and cancelled for accounting purpose.
**    The number of the PSUs vested included 46,785 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the PSUs were $(358), $506, $964, and $(1,035) for the three and nine months ended at September 30, 2024 and 2023, respectively. At September 30, 2024, the total unrecognized equity-based compensation expense related to outstanding PSUs was $1,335, which is expected to be recognized over a weighted-average period of 15.7 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenues	$3,235	$3,198	$10,095	$8,328
Sales and marketing	865	343	2,546	1,272
Research and development	1,302	1,919	4,306	4,789
General and administrative	2,785	3,185	10,096	6,409
Total	$8,187	$8,645	$27,043	$20,798

10.     Commitments and Contingencies
Contingent consideration
In connection with the business acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. The maximum contingent considerations related to revenue thread to be earned are $88,550. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies related to the Formedix acquisition. During the nine months ended September 30, 2024, the Company made a combined payment of $18,863 on the contingent consideration, consisting of $15,156 in cash and $3,707 in Company's stock. The total contingent liabilities were $44,477 and $55,238 at September 30, 2024 and December 31, 2023, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheet.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of September 30, 2024.
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

The following table summarizes revenue by geographic area for the three and nine months ended September 30, 2024 and 2023:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023

Revenue(1):
Americas	$69,906	$64,634	$208,690	$199,824
EMEA	18,117	14,721	56,205	46,746
Asia Pacific	6,797	6,221	19,892	19,757
Total	$94,820	$85,576	$284,787	$266,327
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

12.    Income Taxes
The Company generally records its interim tax provision based upon a projection of the Company's estimated annual effective tax rate (""EAETR""). This EAETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate (""ETR"") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, permanent differences, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.
The Company's global ETR for the three and nine months ended September 30, 2024 and 2023 were 17%, 9%, 4%, and (0.3)%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall decrease in pre-tax book income, the impact of non-deductible items, and the tax effect of certain discrete items.
13.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023

Net income (loss) available to common shareholders	$(1,371)	$(48,965)	$(18,628)	$(42,901)
Basic weighted-average common shares outstanding	160,642,052	159,165,206	160,225,375	158,769,638
Basic earnings per common share	$(0.01)	$(0.31)	$(0.12)	$(0.27)

Diluted earnings per share
Net income (loss) available to common shares	$(1,371)	$(48,965)	$(18,628)	$(42,901)
Basic weighted-average common shares outstanding	160,642,052	159,165,206	160,225,375	158,769,638
Dilutive potential common shares	—	—	—	—
Diluted weighted-average common shares outstanding	160,642,052	159,165,206	160,225,375	158,769,638
Diluted earnings per common share	$(0.01)	$(0.31)	$(0.12)	$(0.27)
__________________________________

•For the period ended September 30, 2024 and 2023, the Company excluded potentially dilutive securities from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.

14.    Subsequent Event

On October 1, 2024, the Company completed the acquisition of Chemaxon, a leading provider of scientific informatics software products. The total cash consideration paid for this acquisition is $90,000. The Company will finalize the initial accounting for the acquisition of Chemaxon, including the allocation of the purchase consideration, in the fourth quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our 2023 Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the section “Special Note Regarding Forward-Looking Statements” of this Quarterly Report.
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
Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way that add to the total cost. The pharmaceutical industry spends more than $260 billion annually on research and development (“R&D”). Generally, companies spend an average of $6.2 billion per US Food and Drug Administration ("FDA") approved drug according to "Analysis of pharma R&D productivity - a new perspective needed" on Drug Discovery Today. Our software and scientists incorporate modern advances in scientific understanding, drug development experience, data analysis, and artificial intelligence (“AI”) resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
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
.

The table below summarizes our quarterly bookings and net software retention rate trends:

	2024			2023
	Q1	Q2	Q3	Q1	Q2	Q3
	(in millions except percentage)
Bookings	$105.8	$98.9	$96.1	$112.7	$85.9	$84.8
Net Retention Rates	114.1%	108.0%	107.6%	110.5%	111.3%	107.4%
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

The following table reconciles net loss to adjusted EBITDA:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
	(in thousands)
Net loss(a)	$(1,371)	$(48,965)	$(18,628)	$(42,901)
Interest expense(a)	5,187	5,903	16,516	17,046
Interest income(a)	(2,609)	(2,864)	(7,669)	(6,428)
(Benefit from) Provision for income taxes(a)	(290)	(4,644)	(736)	142
Depreciation and amortization expense(a)	439	367	1,322	1,139
Intangible asset amortization(a)	16,353	13,813	48,495	40,099
Currency (gain) loss(a)	1,546	(2,179)	2,526	(165)
Equity-based compensation expense(b)	8,187	8,645	27,043	20,798
Change in fair value of contingent consideration(d)	2,431	8,757	8,092	11,316
Goodwill impairment expense(e)	—	46,984	—	46,984
Acquisition-related expenses(f)	1,364	1,392	4,151	3,276
Integration expense(g)	—	33	—	190
Transaction - related expenses (h)	(128)	—	2,625	—
Severance expense(i)	—	—	183	—
Reorganization expense(j)	1,730	1,602	3,944	1,602
Loss on disposal of fixed assets(k)	—	—	13	29
Executive recruiting expense(l)	222	—	645	396
Adjusted EBITDA	$33,061	$28,844	$88,522	$93,523

The following table reconciles net loss to adjusted net income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
	(in thousands)
Net loss (a)	$(1,371)	$(48,965)	$(18,628)	$(42,901)
Currency (gain) loss(a)	1,546	(2,179)	2,526	(165)
Equity-based compensation expense(b)	8,187	8,645	27,043	20,798
Amortization of acquisition-related intangible assets(c)	13,351	11,377	40,041	33,892
Change in fair value of contingent consideration(d)	2,431	8,757	8,092	11,316
Goodwill impairment expense(e)	—	46,984	—	46,984
Acquisition-related expenses(f)	1,364	1,392	4,151	3,276
Integration expense(g)	—	33	—	190
Transaction - related expenses (h)	(128)	—	2,625	—
Severance expense(i)	—	—	183	—
Reorganization expense(j)	1,730	1,602	3,944	1,602
Loss on disposal of fixed assets(k)	—	—	13	29
Executive recruiting expense(l)	222	—	645	396
Income tax expense impact of adjustments(m)	(7,079)	(10,572)	(22,442)	(20,669)
Adjusted net income	$20,253	$17,074	$48,193	$54,748

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023

Diluted earnings per share(a)	$(0.01)	$(0.31)	$(0.12)	$(0.27)
Currency (gain) loss(a)	0.01	(0.01)	0.02	—
Equity-based compensation expense(b)	0.05	0.06	0.17	0.13
Amortization of acquisition-related intangible assets(c)	0.08	0.07	0.25	0.21
Change in fair value of contingent consideration(d)	0.02	0.05	0.05	0.07
Goodwill impairment expense(e)	—	0.30	—	0.30
Acquisition-related expenses(f)	0.01	0.01	0.03	0.02
Integration expense(g)	—	—	—	—
Transaction - related expenses (h)	—	—	0.02	—
Severance expense(i)	—	—	—	—
Reorganization expense(j)	0.01	0.01	0.02	0.01
Loss on disposal of fixed assets(k)	—	—	—	—
Executive recruiting expense(l)	—	—	—	—
Income tax expense impact of adjustments(m)	(0.04)	(0.07)	(0.14)	(0.13)
Adjusted diluted earnings per share	$0.13	$0.11	$0.30	$0.34

Basic weighted average common shares outstanding	160,642,052	159,165,206	160,225,375	158,769,638
Effect of potentially dilutive shares outstanding (n)	323,745	742,488	723,301	1,078,382
Adjusted diluted weighted average common shares outstanding	160,965,797	159,907,694	160,948,676	159,848,020
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

(g)Represents integration costs related to post-acquisition integration activities.
(h)Represents costs associated with our public offerings that are not capitalized, as well as debt issuance costs that are not deferred or treated as a contra-liability directly deducted from the carrying value of the associated debt liability.
(i)Represents charges for severance provided to former executives.
(j)Represents expenses related to reorganization, including legal entity reorganization and lease abandonment costs associated with the evaluation of our office space footprint.
(k)Represents the gain or loss related to the disposal of fixed assets.
(l)Represents recruiting and relocation expenses related to hiring senior executives.
(m)Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(n)Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.

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

•Research and Development. R&D expense consist primarily of employee-related expenses, equity-based compensation, third-party consulting, software costs, and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.
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
Business Combinations
Since 2013 and as of September 30, 2024, we have completed 20 acquisitions, of which 13 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2023 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.

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
Based on our purchase price allocation, approximately $0.3 million, $5.6 million, $0.4 million, and $2.3 million of the purchase price was assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The total estimated consideration included a portion of contingent consideration that is payable over the next two years in cash, not to exceed $2.0 million. The fair value of the contingent consideration was estimated to be $0.8 million as of the acquisition date. At September 30, 2024, the contingent consideration was remeasured to $0.1 million, resulting in a fair value adjustment of $4 thousand and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
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
The total estimated consideration included a portion of contingent consideration that is payable over two years in cash, not to exceed $9.0 million. The fair value of the contingent consideration related to the revenue threshold was estimated to be $4.4 million as of the acquisition date. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, another portion of the contingent consideration is based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5.2 million as of the acquisition date. During the nine months ended September 30, 2024, the Company made payments of $1.8 million on contingent consideration. At September 30, 2024 the contingent consideration related to revenues was remeasured to zero, resulting in a negative fair value remeasurement of $1.9 million and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
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
The total estimated consideration includes a portion of contingent consideration that is payable over two years in cash, not to exceed $17.6 million. Future payments of contingent consideration are based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5.4 million as of the acquisition date. During the nine months ended September 30, 2024, the Company made payments of $4.7 million on contingent consideration. At September 30, 2024, the contingent consideration was remeasured to zero, resulting in a negative fair value adjustment of $0.7 million and recorded in G&A on the accompanying condensed consolidated statement of operations and comprehensive income (loss).
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

The results of operations of the acquired businesses and the fair value of the acquired assets and liabilities assumed are included in the Company’s condensed consolidated financial statements with effect from the date of the acquisitions.
For more information about our acquisitions, see Note 4. “Business Combinations” in the notes to the condensed consolidated financial statements.

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023, respectively.
Three Months Ended September 30, 2024 Versus Three Months Ended September 30, 2023
The following table summarizes our unaudited statements of operations data for the three months ended at September 30, 2024 and 2023:
Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Software	$35,912	$31,331	$4,581	15%
Services	58,908	54,245	4,663	9%
Total revenues	$94,820	$85,576	$9,244	11%
Total revenues increased $9.2 million, or 11%, to $94.8 million for the three months ended September 30, 2024 as compared to the same period in 2023. The overall revenue growth was primarily due to an increase in our technology-enabled services and software product offerings, driven by strong demand from existing customers, client expansions, new customers, and business acquisitions.
Software revenues increased $4.6 million, or 15%, to $35.9 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily driven by strong demand within existing customers and expanding relationships with customers, and business acquisitions.

Services revenues increased $4.7 million, or 9%, to $58.9 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily attributed to growth from business acquisitions continued growth in technology-enabled services with existing and new customers.

Cost of Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Cost of revenues	$37,189	$35,876	$1,313	4%
Cost of revenues increased $1.3 million, or 4%, to $37.2 million for the three months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to a $1.1 million increase in employee-related costs resulting from billable headcount growth, a $0.7 million increase in intangible assets amortization, a $0.5 million increase in equipment and software expenses, and a $0.3 million decrease in capitalized cost in R&D, partially offset by a $1.1 million decrease in consulting and professional costs, and a $0.2 million decrease in travel related expense.
Sales and Marketing Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Sales and marketing	$11,347	$7,238	$4,109	57%
% of total revenues	12%	8%
Sales and marketing expenses increased by $4.1 million, or 57%, to $11.3 million for the three months ended September 30, 2024 as compared to the same period in 2023. Sales and marketing expenses increased primarily due to a $1.8 million increase in employee-related costs mainly resulting from head count growth driven by acquisitions along with investment to build the commercial organization, a $1.1 million increase in commission expenses, a $0.5 million increase in stock-based compensation costs, a $0.3 million increase in marketing expenses, a $0.2 million increase in professional and consulting expenses, and a $0.1 increase in travel expense.
Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Research and development	$8,271	$8,980	$(709)	(8)%
% of total revenues	9%	10%
Research and development expenses decreased by $0.7 million, or 8%, to $8.3 million for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease in research and development expenses was primarily due to a $1.9 million increase in capitalized cost in R&D, a $0.6 million decrease in stock-based compensation costs, partially offset by a $1.5 million increase in employee-related costs, mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, and a $0.3 million increase in the equipment and software expense.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
General and administrative	$22,030	$27,760	$(5,730)	(21)%
% of total revenues	23%	32%
General and administrative expenses decreased by $5.7 million, or 21%, to $22.0 million for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease in general and administrative expenses was primarily due to a $6.3 million decrease related to remeasurement changes in the fair value of contingent consideration, a $0.6 million decrease in provision for credit allowance, a $0.6 million decrease in equipment & software expense, a $0.4 million decrease in stock-based compensation costs, and a $0.4 million decrease in lease abandonment expense, partially offset by a $1.6 million increase in employee-related costs primarily resulting from headcount growth and organizational restructure, and an $0.8 million increase in professional and consulting expenses.
Intangible Asset Amortization

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Intangible asset amortization	$12,950	$11,155	$1,795	16%
% of total revenues	14%	13%
Intangible asset amortization expense increased by $1.8 million, or 16%, to $13.0 million for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in intangible asset amortization expense was primarily due to a $1.2 million increase in amortization in acquired intangible assets and a $0.6 million increase in amortization in capitalized software.
Depreciation and Amortization Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Depreciation and amortization	$439	$367	$72	20%
% of total revenues	—%	—%
Depreciation and amortization expense increased $0.1 million, to $0.4 million for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in depreciation and amortization expense was primarily due to a $0.1 million increase in depreciation expense for computer equipment.

Goodwill Impairment Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Goodwill impairment expense	—	$46,984	$(46,984)	nm

There was no goodwill impairment charge for the three months ended September 30, 2024. Goodwill impairment expense was $47.0 million for the three months ended September 30, 2023. The goodwill impairment expense in the previous year was primarily due to an impairment related to the legacy Regulatory and Writing reporting unit, as its carrying value exceeded its fair value.

Interest Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Interest expense	$5,187	$5,903	$(716)	(12)%
% of total revenues	5%	7%

Interest expense decreased by $0.7 million, or 12%, to $5.2 million for the three months ended September 30, 2024, as compared to the same period in 2023. The change in interest expense was primarily due to a $0.5 million decrease in interest from our floating rate term loan debt, primarily related to the base margin rate reduction from term loan refinancing, and a $0.2 million decrease related with the amortization of debt issuance cost.

Net Other Income

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net other income	$(932)	$(5,078)	$4,146	(82)%
% of total revenues	(1)%	(6)%
Net other income decreased by $4.1 million, to $0.9 million for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease in net other income was primarily due to a $3.7 million increase in expense from remeasurement related to the fluctuation of the foreign currency rate and a $0.3 million decrease in interest income.

Provision (Benefit) for Income Taxes

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Provision (benefit) for income taxes	$(290)	$(4,644)	$4,354	(94)%
Effective income tax rate	17%	9%
Our income tax benefit was $0.3 million, resulting in an effective income tax rate of 17% for the three months ended September 30, 2024 as compared to an income tax benefit of $4.6 million, or an effective income tax rate of 9%, for the same period in 2023. Our income tax expense for the three months ended September 30, 2024 and 2023 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.

Net Loss

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net loss	$(1,371)	$(48,965)	$47,594	(97)%
Net loss was $1.4 million representing a $47.6 million change in net income for the three months ended September 30, 2024 as compared to a net loss of $49.0 million for the same period of 2023. The increase in net income was primarily due to a $47.4 million decrease in operating expense mainly related to a $47.0 million goodwill impairment charge recorded in the third quarter of 2023, a $9.2 million increase in revenue, and a $0.7 million decrease in interest expense, partially offset by a $4.1 million decrease in total other income, a $4.4 million decrease in tax benefit, and a $1.3 million increase in cost of revenue.

Nine Months Ended September 30, 2024 Versus Nine Months Ended September 30, 2023
The following table summarizes our unaudited statements of operations data for the nine months ended at September 30, 2024 and 2023:
Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Software	$113,426	$98,058	$15,368	16%
Services	171,361	168,269	3,092	2%
Total revenues	$284,787	$266,327	$18,460	7%
Total revenues increased by $18.5 million, or 7%, to $284.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The overall increase in revenues was primarily due to growth in our software product offerings, driven by strong demand from existing customers, client expansions, and new customers, as well as growth from our technology-enabled services and business acquisitions.
Software revenues increased $15.4 million, or 16%, to $113.4 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily driven by strong demand within existing customers, client expansions, new customers, and growth from business acquisitions.
Services revenues increased $3.1 million, or 2% to $171.4 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily attributed to increase in revenue from our technology-enabled services and business acquisitions.

Cost of Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Cost of revenues	$116,253	$106,956	$9,297	9%
Cost of revenues increased by $9.3 million, or 9%, to $116.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to a $5.5 million increase in employee-related costs resulting from billable headcount growth, a $2.4 million increase in intangible assets amortization, a $1.8 million increase in stock-based compensation costs, a $1.5 million increase in equipment and software expenses, and a $0.5 million decrease in capitalized cost in R&D, partially offset by a $2.2 million decrease in professional and consulting expenses, and a $0.2 million decrease in cost related to license and service.
Sales and Marketing Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Sales and marketing	$34,247	$23,351	$10,896	47%
% of total revenues	12%	9%
Sales and marketing expenses increased by $10.9 million, or 47%, to $34.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023. Sales and marketing expenses increased primarily due to a $4.3 million increase in employee-related costs mainly resulting from head count growth driven by acquisitions along with investment to build the commercial organization, a $2.9 million increase in commission expense, a $1.3 million increase in stock-based compensation costs, a $1.0 million increase in marketing expenses, a $0.6 million increase in professional and consulting expenses, a $0.5 million increase in travel expenses, and a $0.3 million increase in equipment and software expenses.

Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Research and development	$29,333	$26,155	$3,178	12%
% of total revenues	10%	10%
Research and development expenses increased by $3.2 million, or 12%, to $29.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The change in research and development expenses was primarily due to a $7.2 million increase in employee-related costs, mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, a $0.7 million increase in equipment and software expenses, and a $0.5 million increase in the cost of licenses, partially offset by a $4.4 million increase in capitalized cost in R&D, a $0.5 million decrease in stock-based compensation costs, and a $0.4 million decrease in professional and consulting expenses.
General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
General and administrative	$73,080	$61,777	$11,303	18%
% of total revenues	26%	23%
General and administrative expenses increased by $11.3 million, or 18%, to $73.1 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to a $6.1 million increase in in employee-related costs, mainly resulting from headcount growth and organizational restructuring, a $3.7 million increase in stock-based compensation costs, a $2.4 million increase in transaction expense primarily related to refinancing of our term loan and revolving line of credit, a $1.4 million increase in professional and consulting expenses, a $0.6 million increase in merger and acquisition expenses, a $0.3 million increase in provision for credit allowance, a $0.3 million increase in public company-related expense, and a $0.2 million increase in executive recruiting, partially offset by a $3.2 million decrease related to remeasurement changes in the fair value of contingent consideration, and a $0.5 million decrease in equipment and software expenses.
Intangible Asset Amortization

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Intangible asset amortization	$38,286	$32,272	$6,014	19%
% of total revenues	13%	12%
Intangible asset amortization expense increased by $6.0 million, or 19%, to $38.3 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase in intangible asset amortization expense was primarily due to a $3.8 million increase in amortization in acquired intangible assets and a $2.2 million increase in amortization in capitalized software.

Depreciation and Amortization Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Depreciation and amortization	$1,322	$1,139	$183	16%
% of total revenues	—%	—%
Depreciation and amortization expense increased $0.2 million, to $1.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in depreciation and amortization expense was primarily due to an increase in depreciation expense for computer equipment.
Goodwill Impairment Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Goodwill impairment expense	—	46,984	$(46,984)	nm
There was no goodwill impairment charge for the nine months ended September 30, 2024. Goodwill impairment expense was $47.0 million for the nine months ended September 30, 2023. The goodwill impairment charge in the previous year was primarily due to an impairment related to the legacy Regulatory and Writing reporting unit, as its carrying value exceeded its fair value.
Interest Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Interest expense	$16,516	$17,046	$(530)	(3)%
% of total revenues	6%	6%
Interest expense decreased by $0.5 million, or 3%, to $16.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in interest expense was primarily due to a $0.8 million increase in gain from our interest swap hedge activities, and a $0.3 million decrease in amortization of debt issuance costs, partially offset by a $0.6 million increase in interest expense from term loan debt.

Net Other Income

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net other income	$(4,886)	$(6,594)	$1,708	(26)%
% of total revenues	(2)%	(2)%

Net other income decreased by $1.7 million, or 26%, to $4.9 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in net other income was primarily due to a $2.7 million in remeasurement loss related to the fluctuation of the foreign currency rate, partially offset by a $1.2 million increase in interest income, primarily from cash investments.
Provision (Benefit) for Income Taxes

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Provision (benefit) for income taxes	$(736)	$142	$(878)	(618)%
Effective income tax rate	4%	(0.3)%
Our income tax benefit was $0.7 million, resulting in an effective income tax rate of 4% for the nine months ended September 30, 2024 as compared to an income tax expense of $0.1 million, or an effective income tax rate of (0.3)% for the same period in 2023. Our income tax expense for the nine months ended September 30, 2024 and 2023 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Loss

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2024	2023	$	%
	(in thousands)
Net loss	$(18,628)	$(42,901)	$24,273	57%
Net loss was $18.6 million representing a $24.3 million change in net income for the nine months ended September 30, 2024 as compared to a net loss of $42.9 million for the same period of 2023. The increase in net income was primarily due to a $18.5 million increase in revenue, $15.4 million decrease in operating expense, a $0.9 million decrease in tax expense, and a $0.5 million decrease in interest income, partially offset by a $9.3 million increase in cost of revenue, and a $1.7 million decrease in other income.

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $31.1 million and $59.4 million as a source of funds for the nine months ended September 30, 2024 and 2023, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the nine and twelve months periods ended at September 30, 2024 and December 31, 2023 and as of September 30, 2024 and December 31, 2023.

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(dollars in thousands)
Net cash from operating activities(a)	31,097	82,755
Cash and cash equivalents(b)	233,023	234,951
Term loan credit facilities	299,250	294,450
Gross revolving line of credit	100,000	100,000
___________________________________
(a)     Net cash from operating activities for nine months ended at September 30, 2024 and twelve months ended at December 31, 2023.
(b)    Cash balances a September 30, 2024 and December 31, 2023 included $129.7 million and $47.3 million in cash and cash     equivalents, respectively, held outside of the United States.
Our material cash requirements from known contractual obligations are principal and interest payments on long term debt. We also have future cash obligations of $17.3 million for lease contracts, which have remaining terms of one to six years.
The principal amount of long-term debt outstanding as of September 30, 2024 matures in the following years:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	TOTAL
	(in thousands)
Maturities	$750	$3,000	$3,000	$3,000	$3,000	$286,500	$299,250
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We believe our existing sources of liquidity will be sufficient to meet our working capital, capital expenditures, and contractual obligations for the foreseeable future. Our expected primary uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments, and other general corporate purposes. We believe we will meet short-term and long-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions.
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

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$31,097	$59,429
Net cash used in investing activities	(15,205)	(18,503)
Net cash used in financing activities	(19,707)	(8,195)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	1,887	(107)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(1,928)	$32,624
Cash paid for interest	$11,171	$13,668
Cash paid for income taxes	$11,630	$12,365
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first nine months of 2024 was $31.1 million, compared to $59.4 million in the same period of 2023. The $28.3 million decrease in cash from operating activities was primarily driven by a decrease in cash-adjusted net income, an increase in accounts receivable, an increase in cash used to obtain prepaid and other assets, and an increase in payment for accounts payable, accrued expense and other liabilities, partially offset by increased cash inflows from deferred revenues.
Investing activities
Net cash used by investing activities in the first nine months of 2024 was $15.2 million, a decrease of $3.3 million, compared to $18.5 million in the same period of 2023. The change in investing activities was primarily due to a $7.6 million decrease in cash used for business acquisition, partially offset by a $4.0 million increase in cash utilized in capitalized development costs and a $0.3 million in cash utilized in capital expenditures to support our growth.
Financing Activities
Net cash used by financing activities in the first nine months of 2024 was $19.7 million, compared to $8.2 million in the same period of 2023. The $11.5 million increase in cash outflow in financing activities was primarily due to a $15.2 million increase in cash payments for contingent consideration related to business acquisitions, and a $2.2 million increase in cash payments associated with share awards vested and withheld for payroll tax, partially offset by a $5.1 million increase in cash proceeds net of debt issuance cost from refinancing of term loan debt, and a $0.8 million decrease in quarterly prepayment payment of term loan debt.
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
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of September 30, 2024, we were in compliance with the covenants of the Credit Agreement.
As of September 30, 2024, we had $299.3 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the nine months ended September 30, 2024 from those disclosed in our 2023 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax benefit of $0.7 million for the nine months ended September 30, 2024 and income tax expense of $0.1 million for the nine months ended September 30, 2023.
As of September 30, 2024, we had federal and state NOLs of approximately $1.6 million and $0.04 million, respectively, which are available to reduce future taxable income and expire between 2035 and 2036 and 2029 and 2040, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.3 million and $0, respectively, to offset future income taxes, which expire between 2027 and 2028. We also had foreign tax credits of approximately $13.8 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $81.6 million which will start to expire in 2024, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.8 million which expire between 2031 and 2041. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $31.5 million was recorded at December 31, 2023. As of September 30, 2024, the valuation allowance remained unchanged from December 31, 2023.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2. “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2023 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended September 30, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2023 Annual Report. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting
During the period ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2023 Annual Report.
Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2023 Annual Report .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at September 30, 2024.

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
7/1/2024 to 7/31/2024	3,710	$13.85	—	$—
8/1/2024 to 8/31/2024	5,185	14.68	—	—
9/1/2024 to 9/30/2024	—	—	—	—
Total	8,895	$14.33	—	$—
__________________________________
(a) Shares purchased were due to shares delivered by employees to the Company for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs or PSUs relating to stock-based compensation plans.
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
Non of our directors or officers adopted the plan during the three months ended September 30, 2024.

Item 6. Exhibits
See Exhibit Index.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	8 - K	001-39799	3.1	7/19/2024
3.2	Amended and Restated Bylaws of Certara, Inc.	8 - K	001-39799	3.2	7/19/2024
10.1*	Form of 2024 PSU Grant Agreement	10 - Q	001-39799	10.1	5/7/2024
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

CERTARA, INC.

Date: November 6, 2024	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ John E. Gallagher III
	Name:	John E. Gallagher III
	Title:	Chief Financial Officer (Principal Financial Officer)