Form 10-K/A
period 2023-12-31
Certara, Inc.
filed 2024-12-16
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 1)
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-39799
__________________________________
Certara, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________

Delaware	82-2180925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Radnor Corporate Center, Suite 350 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 237-8272
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CERT	The Nasdaq Stock Market LLC
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
As of December 10, 2024, the registrant had 160,987,731 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement that was filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report..

EXPLANATORY NOTE
Certara, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024 (the “Original 10-K”) for the purpose of amending and restating Part II, Item 9A in its entirety to explicitly state management’s conclusion that internal control over financial reporting was effective as of December 31, 2023 pursuant to Item 308(a)(3) of Regulation S-K. In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment. Except as expressly described herein, no other changes have been made to the Original 10-K. This Amendment speaks as of the date of the Original 10-K and does not reflect events that may have occurred after the date of the Original 10-K or modify or update any disclosures that may have been affected by subsequent events.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
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
Item 15. Exhibits, Financial Statement Schedules.

(a)The following exhibits as required by Item 601 of Regulation S-K are filed as part of this Amendment:

Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8-K	001-39799	2.1	8/5/2021
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Amended and Restated Bylaws of Certara, Inc.	S-8	333-251368	4.2	12/15/2020
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-250182	4.1	12/03/2020
4.2	Description of Certara, Inc.’s Securities	10-K	001-39799	4.2	3/15/2021
10.1	Credit Agreement, dated as of August 15, 2017, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.3	11/18/2020

10.2	First Amendment, dated as of January 24, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.4	11/18/2020
10.3	Second Amendment, dated as of April 3, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc. (f/k/a EQT Avatar Intermediate, Inc.), Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.5	11/18/2020
10.4	Third Amendment, dated as of June 17, 2021, to the Credit Agreement, among Certara Holdings, Inc., Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc., Bank of America, N.A., as Administrative Agent for the lenders from time to time party thereto and collateral agent for the secured parties thereunder	8-K	001-39799	10.1	6/22/2021
10.5	Loan Guaranty, dated as of August 15, 2017, by and among the Loan Guarantors, as defined therein, and Jefferies Finance LLC, as Administrative Agent	S-1/A	333-250182	10.6	11/18/2020
10.6	Pledge and Security Agreement, dated as of August 15, 2017, by and among the Grantors, as defined therein, and Jefferies Finance LLC, as Agent	S-1/A	333-250182	10.7	11/18/2020
10.7	Loan Agreement, dated as of July 6, 2017, between Santo Holding (Deutschland) GmbH and Certara, Inc. (f/k/a EQT Avatar Topco, Inc.)	S-1/A	333-250182	10.8	11/18/2020
10.8*	Form of Indemnification Agreement between Certara, Inc. and directors and executive officers of Certara, Inc.	S-1/A	333-250182	10.9	11/25/2020
10.9*	Employment Agreement, dated as of May 14, 2019, by and among EQT Avatar Parent L.P., Certara USA, Inc. and William Feehery	S-1/A	333-250182	10.10	11/18/2020
10.10*	Employment Agreement, dated September 26, 2018 between Certara UK Limited and Robert Aspbury	10-K	001-39799	10.21	3/1/2022
10.11*	Employment Agreement, dated as of July 20, 2020, between Certara USA, Inc. and Leif E. Pedersen	10-K	001-39799	10.12	3/15/2021
10.12*	Employment Agreement Dated as of July 11, 2014, between Certara USA, Inc. and M. Andrew Schmick.*	10-K	001-39799	10.11	3/15/2021
10.13*	Employment Agreement, dated as of September 2, 2016, between D3 MEDICINE LLC, Certara USA, Inc. and Patrick Smith	10-K	001-39799	10.12	3/1/2023
10.14*	Amended and Restated Employment Agreement dated as of November 7, 2023 between the Company and John E. Gallagher.*	10-Q	001-39799	10.1	11/08/2023
10.15	Form of Exchange Acknowledgement and Agreement	S-1/A	333-250182	10.19	12/03/2020
10.16	Form of Stock Restriction Agreement*	S-1/A	333-250182	10.20	12/03/2020
10.17	Form of Restricted Stock Unit Grant and Award Agreement (Certara, Inc. 2020 Incentive Plan)	10-K	001-39799	10.14	3/15/2021
10.18	Certara, Inc. 2020 Incentive Plan	S-1/A	333-250182	10.18	11/25/2020
10.19	Form of 2022 Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan	10-Q	001-39799	10.1	5/7/2021

10.20	2022 Amended and Restated Form of PSU Grant Award Agreement**	10-Q	333-250182	10.2	5/8/2023
10.21	Form of PSU Grant and Award Agreement (2023 Grants) **	10-Q	001-39799	10.3	5/8/2023
10.22	Certara, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-250182	10.21	11/25/2020
10.23	Certara, Inc. Directors Deferral Plan*	10-K	001-39799	10.18	3/15/2021
10.24	Letter Agreement Dated as of November 3, 2022, by and among Certara, Inc. and Arsenal Saturn Holdings LP.	8-K	001-39799	10.1	11/7/2022
10.25	Stockholders Agreement, dated as of November 3, 2022, by and among Certara, Inc. and the other parties thereto	8-K	001-39799	10.2	11/7/2022
10.26	Registration Rights Agreement, dated as of November 3, 2022, by and among Certara, Inc. and the other parties thereto	8-K	001-39799	10.3	11/7/2022
10.27	LIBOR Transition Amendment.	10-Q	001-39799	10.1	8/9/2023
10.28#	Clawback Policy Effective December 1, 2023*
16.1	Letter from CohnReznick LLP to the Securities and Exchange Commission, dated March 30, 2022	8-K	001-39799	16.1	3/30/2022
21.1#	Subsidiaries of the Registrant
23.1#	Consent of CohnReznick LLP
23.2#	Consent of RSM US LLP
24.1#	Power of Attorney (included in the signature page to this Annual Report)
31.1^	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2^	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2^	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

# Previously filed with the Original 10-K.

^ Filed herewith.

+ This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTARA, INC.

Date: December 16, 2024	By:	/s/ WILLIAM F. FEEHERY
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)