Form 10-Q
period 2025-03-31
Certara, Inc.
filed 2025-05-05
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 162,233,828 shares of common stock, par value $0.01 per share, outstanding.

Certara, Inc.
Unless otherwise indicated, references to the “Company,” “Certara,” “we,” “us,” and “our” refer to Certara, Inc. and its consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “seek,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project,” “future,” “likely” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance and are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
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
•our ability to successfully increase our customer base, expand our relationships and the products and services we provide, and enter new markets;
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
•our ability to sustain historic growth rates;
•any future acquisitions and our ability to successfully integrate such acquisitions;
•the accuracy of our addressable market estimates;

•our ability to successfully operate a global business;
•adverse global economic conditions, including inflation, tariffs and/or trade disputes and fluctuating interest rates;
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
•our ability to meet the obligations under our current or future indebtedness as they become due;
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
•any inability to design, implement, and maintain effective internal controls when required by law, or inability to timely remediate internal controls that are deemed ineffective; and
•the other factors described elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”), and in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. There are important factors, including those described in in this Quarterly Report, in the section titled “Risk Factors” in our most recent Annual Report, and in our subsequent SEC filings, which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	MARCH 31, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$179,086	$179,183
Accounts receivable, net of allowance for credit losses of $2,244 and $2,164, respectively	93,438	102,189
Prepaid expenses and other current assets	27,651	29,480
Total current assets	300,175	310,852
Other assets:
Property and equipment, net	1,914	2,167
Operating lease right-of-use assets	13,205	13,841
Goodwill	764,338	757,038
Intangible assets, net of accumulated amortization of $358,459 and $338,809, respectively	475,405	485,214
Deferred income taxes	3,961	3,961
Other long-term assets	2,013	2,031
Total assets	$1,561,011	$1,575,104
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,068	$3,502
Accrued expenses	23,440	56,451
Current portion of deferred revenue	72,035	77,829
Current portion of long-term debt	3,000	3,000
Other current liabilities	4,536	5,306
Total current liabilities	108,079	146,088
Long-term liabilities:
Deferred revenue, net of current portion	1,277	1,049
Deferred income taxes	39,142	40,421
Operating lease liabilities, net of current portion	9,834	11,166
Long-term debt, net of current portion and debt discount	291,798	292,425
Other long-term liabilities	26,602	25,299
Total liabilities	476,732	516,448
Commitments and contingencies
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 162,426,898 and 161,958,810 shares issued, 161,475,707 and 161,009,112 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	1,625	1,620
Additional paid-in capital	1,229,660	1,216,925
Accumulated deficit	(123,538)	(128,281)
Accumulated other comprehensive loss	(5,268)	(13,424)
Treasury stock at cost, 951,191 and 949,698 shares at March 31, 2025 and December 31, 2024, respectively	(18,200)	(18,184)
Total stockholders' equity	1,084,279	1,058,656
Total liabilities and stockholders' equity	$1,561,011	$1,575,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2025	2024
Revenues	$106,004	$96,654
Cost of revenues	41,521	39,255
Operating expenses:
Sales and marketing	12,717	10,687
Research and development	10,522	11,995
General and administrative	19,654	22,979
Intangible asset amortization	13,094	12,593
Depreciation and amortization expense	873	432
Total operating expenses	56,860	58,686
Income (loss) from operations	7,623	(1,287)
Other income (expenses):
Interest expense	(4,806)	(5,751)
Net other income	1,725	1,604
Total other expenses	(3,081)	(4,147)
Income (loss) before income taxes	4,542	(5,434)
Benefit for income taxes	(201)	(751)
Net income (loss)	4,743	(4,683)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $(110) and $60, respectively	8,742	(7)
Change in fair value from interest rate swap, net of tax of $(208) and $186 respectively	(586)	564
Total other comprehensive income	8,156	557
Comprehensive income (loss)	$12,899	$(4,126)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)
Weighted average common shares outstanding:
Basic	160,996,258	159,524,270
Diluted	161,350,292	159,524,270
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of December 31, 2024	161,958,810	$1,620	$1,216,925	$(128,281)	$(13,424)	(949,698)	$(18,184)	$1,058,656
Equity-based compensation expense, net of forfeiture	—	—	7,070	—	—	—	—	7,070
Common stock withheld for tax liabilities	—	—	—	—	—	(1,493)	(16)	(16)
Common shares issued for employee share-based compensation	12,744	—	—	—	—	—	—	—
Common shares issued for contingent consideration	455,344	5	5,665	—	—	—	—	5,670
Change in fair value from interest rate swap, net of tax	—	—	—	—	(586)	—	—	(586)
Net income	—	—	—	4,743	—	—	—	4,743
Foreign currency translation adjustment, net of tax	—	—	—	—	8,742	—	—	8,742
Balance as of March 31, 2025	162,426,898	$1,625	$1,229,660	$(123,538)	$(5,268)	(951,191)	$(18,200)	$1,084,279

Balance as of December 31, 2023	160,284,901	$1,603	$1,178,461	$(116,230)	$(7,593)	(436,615)	$(9,401)	$1,046,840
Equity-based compensation expense, net of forfeiture	—	—	9,073	—	—	—	—	9,073
Common stock withheld for tax liabilities	—	—	—	—	—	(60,177)	(1,136)	(1,136)
Common shares issued for employee share-based compensation	188,293	2	(2)	—	—	—	—	—
Common shares issued for contingent consideration	214,692	2	3,705	—	—	—	—	3,707
Change in fair value from interest rate swap, net of tax	—	—	—	—	564	—	—	564
Net loss	—	—	—	(4,683)	—	—	—	(4,683)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7)	—	—	(7)
Balance as of March 31, 2024	160,687,886	$1,607	$1,191,237	$(120,913)	$(7,036)	(496,792)	$(10,537)	$1,054,358
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,743	$(4,683)
Adjustments to reconcile net income (loss ) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	873	432
Amortization of intangible assets	17,741	15,996
Amortization of debt issuance costs	144	380
Provision for credit losses	322	59
Equity-based compensation expense	7,070	9,073
Change in fair value of contingent considerations	(179)	2,878
Goodwill impairment
Deferred income taxes	10,502	(4,829)
Changes in assets and liabilities:
Accounts receivable	8,736	3,635
Prepaid expenses and other assets	1,807	(578)
Accounts payable, accrued expenses, and other liabilities	(27,783)	(14,825)
Deferred revenues	(5,448)	(3,271)
Other operating activities, net	(1,176)	29
Net cash provided by operating activities	17,352	4,296
Cash flows from investing activities:
Capital expenditures	(600)	(619)
Capitalized software development costs	(5,174)	(2,959)
Net cash used in investing activities	(5,774)	(3,578)
Cash flows from financing activities:
Payments on long-term debt	(750)	(755)
Payments for business acquisition related contingent consideration	(13,230)	(8,649)
Payment of taxes on shares withheld for employee taxes	(16)	(943)
Net cash used in financing activities	(13,996)	(10,347)
Effect of foreign exchange rate on cash and cash equivalents	2,321	(546)
Net decrease in cash and cash equivalents, and restricted cash	(97)	(10,175)
Cash and cash equivalents at beginning of period	179,183	234,951
Cash and cash equivalents at end of period	$179,086	$224,776
Supplemental disclosures of cash flow information
Cash paid for interest	$4,648	$5,395
Cash paid for taxes	$688	$3,640
Supplemental schedule of noncash investing and financing activities
Stock issuance or establish liabilities related to business acquisition contingent consideration	$5,670	$3,707
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
The Company has operations in the United States, Australia, Canada, China, Egypt, France, Germany, Hungary, India, Italy, Japan, Luxembourg, Netherlands, Philippines, Poland, Portugal, Spain, Switzerland, and the United Kingdom.
2.    Summary of Significant Accounting Policies
There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2. “Summary of Significant Accounting Policies” to the Company’s audited consolidated financial statements included in the Company’s 2024 Annual Report. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2024.
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and

2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the related interim disclosures are unaudited.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2024 audited consolidated financial statements and notes thereto. The information as of December 31, 2024 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the Company’s 2024 Annual Report.
(c)    Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU will be effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the disclosures within our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This ASU seeks to improve of the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. In January 2025, the FASB also issued ASU 2025-01 to clarify the effective date. The Company is currently evaluating the impact of the ASU on the disclosures within its consolidated financial statements.
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
If the inputs used to measure fair value fall at different levels of the fair value hierarchy, the hierarchy is based on the lowest level of input that is significant to the fair value measurement. For the acquisitions noted in Note 4, the fair value measurement methods used to estimate the fair value of the assets acquired and liabilities assumed at the acquisition dates utilized a number of significant unobservable inputs of Level 3 assumptions. These assumptions included, among other things, projections of future operating results, implied fair value of assets using an income approach by preparing a discounted cash flow analysis, and other subjective assumptions.
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

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2025:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$80,004	$—	$—	$80,004
Interest rate swap assets	—	1,420	—	1,420
Total assets	$80,004	$1,420	$—	$81,424

Liabilities
Contingent liabilities	$—	$—	$24,860	$24,860
Total liabilities	$—	$—	$24,860	$24,860
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
For the three month period ended March 31, 2025, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

MARCH 31, 2025
(In thousands)
Beginning balance at December 31, 2024	$43,939
Payments	(18,900)
Fair value remeasurement	(179)
Ending balance at March 31, 2025	$24,860
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2024 Annual Report.

(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The cash and cash equivalents was $179,086 and $179,183 at March 31, 2025 and December 31, 2024, respectively.
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
The Company estimates the expected credit losses for accounts receivable using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if it determines that the receivable is not collectible. Allowances for credit losses of $2,244 and $2,164 were provided in the accompanying condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, respectively.
Accounts receivable consists of the following:

	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Trade receivables	$77,959	$90,609
Unbilled receivables	17,485	13,454
Other receivables	238	290
Allowances for credit losses	(2,244)	(2,164)
Accounts receivable, net	$93,438	$102,189

The following table presents the information regarding the allowance for credit losses:

	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Beginning balance	$2,164	$1,312
Provision for credit losses	322	1,464
Charge-offs, net of recoveries	(242)	(612)
Ending balance of allowances for credit losses	$2,244	$2,164
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
The Company entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. During the quarter ended September 30, 2023, the Company and the counter party amended the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. At March 31, 2025 and December 31, 2024, the interest swap had a fair value of $1,420 and $2,213, respectively. The gross fair value recognized in accumulated other comprehensive income (loss) was $1,420 and $2,213, at March 31, 2025 and December 31, 2024, respectively.
The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $942 and $1,525 for the three months ended March 31, 2025 and 2024, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows:

Interest rate swap derivative designated as cash flow hedging instrument:	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$1,420	$2,213
The net amount of deferred gains related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gains into earnings over the next twelve months is $1,420.

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
Contract balances at March 31, 2025 and December 31, 2024 were as follows:

	MARCH 31, 2025	DECEMBER 31, 2024	DECEMBER 31, 2023
	(In thousands)
Contract assets	$17,485	$13,454	$10,405
Contract liabilities	$73,312	$78,878	$61,748

During the three months ended March 31, 2025, the Company recognized revenue of $37,040 related to contract liabilities at December 31, 2024.
The unsatisfied performance obligations as of March 31, 2025 were $139,205. We expect to recognize approximately $115,330 or 82.8% of this revenue over the next 12 months and the remainder thereafter.
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
Capitalized contract acquisition costs were $1,027 and $873 as of March 31, 2025 and December 31, 2024, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
	(In thousands)
Software licenses transferred at a point in time	$19,863	$15,380
Software licenses transferred over time	26,506	23,927
Service revenues earned over time	59,635	57,347
Total	$106,004	$96,654
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
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At March 31, 2025 and December 31, 2024, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of March 31, 2025 and December 31, 2024, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2025 and 2024.
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
Since 2013, and as of March 31, 2025, the Company has completed 21 acquisitions, of which 14 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2024 are provided below.

Chemaxon, Kft.("Chemaxon")
On October 1, 2024, the Company acquired 100% of the equity of Chemaxon, a leading cheminformatics company that provides platforms, applications, and solutions to handle chemical entities in life sciences, biotechnology, agrochemicals, new materials, education, and other research industries, for total estimated consideration of $96,401. The acquisition strategically positions Certara in the drug discovery biosimulation market at scale. It complements Certara’s existing biosimulation portfolio which is widely used in later phases of drug development. The business combination was not material to the Company’s consolidated financial statements.
During the first quarter of 2025, the Company recorded a $2,947 adjustment to goodwill and deferred tax balances related to the Chemaxon acquisition, reflecting updates to the purchase price allocation. Based on the Company’s purchase price allocation, approximately $36,000, $11,000, $2,900, $330 and $49,430 of the purchase price were assigned to developed technology, customer relationship, trademark, non-compete agreements, and goodwill, respectively. The Company does not expect goodwill to be deductible due to the fact the Company treated the acquisition as a stock acquisition under the relevant sections of the Internal Revenue Code.
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

5.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at March 31, 2025 and December 31, 2024 consisted of the following:

	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Prepaid expenses	$12,680	$8,315
Income tax receivable	5,971	9,341
Research and development tax credit receivable	5,793	7,554
Current portion of interest rate swap asset	1,420	2,213
Other current assets	1,787	2,057
Prepaid expenses and other current assets	$27,651	$29,480
Other long-term assets at March 31, 2025 and December 31, 2024 consisted of the following:

	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Long-term deposits	$1,462	$1,457
Deferred financing cost	551	574
Total other long-term assets	$2,013	$2,031
6.    Long-Term Debt and Revolving Line of Credit
The Company has been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility (as amended, the “Credit Agreement”). On June 26, 2024, the Company entered into the Fifth Amendment to its Credit Agreement (the "Amendment"), which primarily (1) amended the principal amount of the term loan to $300,000 and its maturity date to June 26, 2031; and (2) extended the termination date associated with the $100,000 revolving credit commitment to June 26, 2029. The term loan under this Amendment has substantially the same terms as the existing term loans and revolving credit commitments. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contains various financial and nonfinancial covenants.
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

As of each of March 31, 2025 and December 31, 2024, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 7.33% and 9.24% for the three months ended March 31, 2025 and 2024, respectively, for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements and continues to use the swap to mitigate the interest risk for the Company's debt obligations under the Credit Agreement.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $5,470 and $6,798 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $60 and $61 at March 31, 2025 and December 31, 2024, respectively, and is included in accrued expenses. Commitment fees incurred for the undrawn balance of the revolving line of credit was $94 and $63 for the three months ended March 31, 2025 and 2024, respectively. There was $1 accrued interest payable on the revolving line of credit as of March 31, 2025 and December 31, 2024.
Long-term debt consists of the following:

	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Term loans	$297,750	$298,500
Revolving line of credit	—	—
Less: debt issuance costs	(2,952)	(3,075)
Total	294,798	295,425
Current portion of long-term debt	(3,000)	(3,000)
Long-term debt, net of current portion and debt issuance costs	$291,798	$292,425
The principal amount of long-term debt outstanding as of March 31, 2025 matures in the following years:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	TOTAL
	(In thousands)
Maturities	$2,250	$3,000	$3,000	$3,000	$3,000	$283,500	$297,750
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
Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At March 31, 2025, the weighted average remaining lease terms were 5.75 years for operating leases, and the weighted average discount rate was 5.57% for operating leases. For additional information on the Company's leases, see Note 13. “Leases” to the consolidated financial statements included in the Company’s 2024 Annual Report.
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024:

Lease Position	Balance Sheet Classification	MARCH 31, 2025	DECEMBER 31, 2024
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$13,205	$13,841
Total lease assets		$13,205	$13,841

Liabilities
Current
Operating	Other current liabilities	$4,536	$5,306

Noncurrent
Operating	Operating lease liabilities, net of current portion	9,834	11,166
Total lease liabilities		$14,370	$16,472
The following table summarizes by year the maturities of our minimum lease payments as of March 31, 2025:

OPERATING LEASES
(In thousands)
Remainder of 2025	$3,960
2026	3,798
2027	2,724
2028	1,079
2029	1,044
Thereafter	5,097
Total future lease payments	17,702
Less: imputed interest	(3,332)
Total	$14,370

8.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Accrued compensation	$18,634	$31,045
Legal and professional accruals	2,525	2,886
Interest payable	51	51
Income taxes payable	439	430
Short-term contingent consideration liabilities	545	20,887
Other	1,246	1,152
Total accrued expenses	$23,440	$56,451

Other long-term liabilities consist of the following:

	MARCH 31, 2025	DECEMBER 31, 2024
	(In thousands)
Uncertain tax position liability	$1,742	$1,718
Contingent consideration	24,860	23,581
Total other long-term liabilities	$26,602	$25,299

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

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2024	157,486	$22.94
Granted	—	—
Vested	(23,762)	23.00
Forfeited	—	—
Non-vested restricted stock as of March 31, 2025	133,724	$22.93
___________________________________

Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $66 and $250 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the accelerated attribution approach was $94, which is expected to be recognized over a weighted-average period of 5.5 months.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $124 and $377 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the total unrecognized equity-based compensation expense related to outstanding restricted stock recognized using the straight-line attribution approach was $197, which is expected to be recognized over a weighted-average period of 5.3 months.
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

A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2024	3,204,589	$19.61
Granted	—	—
Vested*	(4,081)	21.08
Forfeited	(93,840)	18.34
Non-vested RSUs as of March 31, 2025	3,106,668	$19.65
___________________________________
* The number of the RSUs vested included 1,493 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the RSUs were $6,733 and $7,705 for three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the total unrecognized equity-based compensation expense related to outstanding RSUs was $32,634, which is expected to be recognized over a weighted-average period of 20.8 months.
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
A summary of the Company’s PSU activity for the period ended March 31, 2025 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2024	645,377	$20.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled*	(201,138)	22.13
Non-vested PSUs as of March 31, 2025	444,239	$20.42
__________________________________
*During the first quarter of 2025, the Company cancelled 201,138 PSU shares that did not meet the required performance conditions for vesting.

Equity-based compensation expenses related to the PSUs were $148 and $636 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the total unrecognized equity-based compensation expense related to outstanding PSUs was $611, which is expected to be recognized over a weighted-average period of 14.5 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
	(In thousands)
Cost of revenues	$3,134	$3,239
Sales and marketing	834	617
Research and development	933	1,649
General and administrative	2,169	3,568
Total	$7,070	$9,073

10.     Commitments and Contingencies
Contingent consideration
In connection with certain of the Company's business acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. Furthermore, the Company agreed to pay additional contingent consideration related to a business acquisition, contingent on the resolution of certain tax-related contingencies. For the three months ended March 31, 2025, the Company paid contingent consideration of $18,900, consisting of $13,230 in cash and $5,670 in Company stock. The total contingent liabilities were $25,405 and $44,468 at March 31, 2025 and December 31, 2024, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheet.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of March 31, 2025.
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
The Company manages the business activities on a consolidated basis. The Company's operating segment provides technology-enabled services and software products to its customers. The Company’s revenue consists of fees for its software products and services. The revenue is primarily generated from Americas. See item (i) - Revenue recognition under Note 2. “Summary of Significant Accounting Policies", for a description of the Company’s revenue categories.
The following table summarizes revenue by geographic area for the three months ended March 31, 2025 and 2024:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
	(In thousands)
Revenue(1):
Americas	$71,953	$69,165
EMEA	25,790	20,843
Asia Pacific	8,261	6,646
Total	$106,004	$96,654
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses.

	THREE MONTHS ENDED MARCH 31,
	2025	2024
	(In thousands)
Revenues	$106,004	$96,654
Less:
Employee expense-non equity	59,565	55,031
Equity-based compensation expense	7,070	9,073
Equipment and software expense	3,820	3,450
Direct cost of revenues	1,717	1,210
Professional services expense	7,303	6,654
Change in fair value of contingent consideration	(179)	2,878
Intangible asset amortization	17,741	15,996
Depreciation expense	873	432
Other segment expense*	(1,254)	1,613
Interest expense	4,806	5,751
Income tax benefit	(201)	(751)
Segment net income	$4,743	$(4,683)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—

Consolidated net income	$4,743	$(4,683)

* Other segment expense items included in segment net income include facilities related expense, marketing, travel, insurance, foreign currency exchange gains and losses, and other overhead expense.

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
The Company's global ETR for the three months ended March 31, 2025 and 2024 were (4)% and 14%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall decrease in pre-tax book loss, the impact of non-deductible items, and the tax effect of certain discrete items.
13.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED MARCH 31,
	2025	2024

Net income (loss) available to common shareholders	$4,743	$(4,683)
Basic weighted-average common shares outstanding	160,996,258	159,524,270
Basic earnings per common share	$0.03	$(0.03)

Diluted earnings per share
Net income (loss) available to common shares	$4,743	$(4,683)
Basic weighted-average common shares outstanding	160,996,258	159,524,270
Dilutive potential common shares*	354,034	—
Diluted weighted-average common shares outstanding	161,350,292	159,524,270
Diluted earnings per common share	$0.03	$(0.03)
__________________________________
•For the period ended March 31, 2024, the Company excluded potentially dilutive securities from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.

14.    Subsequent Event
On April 14, 2025, the Company issued a press release announcing that its Board of Directors had approved a $100,000 thousand share repurchase program for its outstanding common shares. On the same day, the Company also announced that Arsenal Capital Partners, its largest shareholder, had agreed to a one-year lock-up on the sale of shares acquired by Arsenal and affiliates from EQT, the Company's former parent, in a December 2022 transaction.
Repurchases of shares of the Company’s common stock may be conducted through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including through trading plans pursuant to Rule 10b5-1 under the Exchange Act. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our 2024 Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the section “Special Note Regarding Forward-Looking Statements” of this Quarterly Report.
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
Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way which add to total cost. On average, the pharmaceutical industry spends more than $270 billion annually on research and development ("R&D"). Generally, companies spend an average of $6.2 billion per FDA-approved drug to develop one new medicine, including the cost of failures, according to "Analysis of pharma R&D productivity - a new perspective needed" on Drug Discovery Today. Our software and scientists incorporate modern advances in scientific understanding, drug development experience, data analysis, and AI resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
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
Since 2014, customers who leverage our solutions have received 90% or more of all new drug approvals by FDA. We have worked with more than 2,400 life sciences companies and academic institutions and have collaborated on more than 9,000 customer projects in the last decade across a wide variety of therapeutic areas ranging from cancer and hematology to diabetes and hundreds of rare diseases. Our software products are licensed by more than 94,000 users and are also used by 23 global drug regulatory agencies, including the FDA and Japan’s Pharmaceuticals and Medical Devices Agency (the “PMDA”).
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

The table below summarizes our quarterly bookings and net software retention rate trends:

	2025	2024
	Q1	Q1
	(in millions except percentage)
Bookings	$118.2	$105.8
Net Retention Rates	102.4%	114.1%
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
Macroeconomic conditions
Uncertain macroeconomic conditions, including higher inflation, rising interest rates and instability in the financial system, trade disputes, tariffs, changes in government funding, geopolitical conflicts, and pandemics or other infectious disease outbreaks, may pose challenges to our business.

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
Management measures operating performance based on adjusted EBITDA defined for a particular period as net income (loss) excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, intangible asset amortization, equity-based compensation expense, change in fair value of contingent consideration, acquisition, and other items not indicative of our ongoing operating performance. Management also measures operating performance based on adjusted net income defined for a particular period as net income (loss) excluding equity-based compensation expense, amortization of acquisition-related intangible assets, goodwill impairments, change in fair value of contingent consideration, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Further, management measures operating performance based on adjusted diluted earnings per share defined for a particular period as adjusted net income divided by the weighted-average diluted common shares outstanding.
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

The following table reconciles net income (loss) to Adjusted EBITDA:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
	(in thousands)
Net income (loss)(a)	$4,743	$(4,683)
Interest expense(a)	4,806	5,751
Interest income(a)	(1,642)	(2,574)
Benefit from income taxes(a)	(201)	(751)
Depreciation and amortization expense(a)	873	432
Intangible asset amortization(a)	17,741	15,996
Currency (gain) loss(a)	(62)	876
Equity-based compensation expense(b)	7,070	9,073
Change in fair value of contingent consideration(d)	(179)	2,878
Acquisition-related expenses(e)	876	1,714
Reorganization expense(f)	151	51
Loss on disposal of fixed assets(g)	6	—
Executive recruiting expense(h)	661	380
Adjusted EBITDA	$34,843	$29,143

The following table reconciles net income (loss) to adjusted net income:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
	(in thousands)
Net income (loss) (a)	$4,743	$(4,683)
Currency (gain) loss(a)	(62)	876
Equity-based compensation expense(b)	7,070	9,073
Amortization of acquisition-related intangible assets(c)	14,052	13,348
Change in fair value of contingent consideration(d)	(179)	2,878
Acquisition-related expenses(e)	876	1,714
Reorganization expense(f)	151	51
Loss on disposal of fixed assets(g)	6	—
Executive recruiting expense(h)	661	380
Income tax expense impact of adjustments(i)	(5,071)	(7,089)
Adjusted net income	$22,247	$16,548

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2025	2024

Diluted earnings per share(a)	$0.03	$(0.03)
Currency (gain) loss(a)	—	0.01
Equity-based compensation expense(b)	0.04	0.05
Amortization of acquisition-related intangible assets(c)	0.09	0.08
Change in fair value of contingent consideration(d)	—	0.02
Acquisition-related expenses(e)	0.01	0.01
Reorganization expense(f)	—	—
Loss on disposal of fixed assets(g)	—	—
Executive recruiting expense(h)	—	—
Income tax expense impact of adjustments(i)	(0.03)	(0.04)
Adjusted diluted earnings per share	$0.14	$0.10

Basic weighted average common shares outstanding	160,996,258	159,524,270
Effect of potentially dilutive shares outstanding (j)	354,034	889,094
Adjusted diluted weighted average common shares outstanding	161,350,292	160,413,364
__________________________________
(a)Represents a measure determined under GAAP.
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
(f)Represents expenses related to reorganization, including legal entity reorganization and lease abandonment costs associated with the evaluation of our office space footprint.
(g)Represents the gain or loss related to the disposal of fixed assets.
(h)Represents recruiting and relocation expenses related to hiring senior executives.
(i)Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(j)Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding.

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
The table below presents revenue growth from organic operations and acquisitions:

	THREE MONTHS ENDED MARCH 31,	Growth Q1 2025 vs Q1 2024
	2025	%
	(in thousands except percentage)
Total revenues	106,004	10%
Revenue related to acquisition	(5,858)	6%
Organic revenue	100,146	4%

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
Business Combinations
Since 2013 and as of March 31, 2025, we have completed 21 acquisitions, of which 14 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2024 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.

Chemaxon, Kft. ("Chemaxon")
On October 1, 2024, we completed the acquisition of 100% of the equity of Chemaxon, a software company that develops leading software products for chemical structure drawing, property prediction, search, and analysis, for a total cash consideration of $96.4 million. Based on our purchase price allocation, approximately $36.0 million, $11.0 million, $2.9 million, $0.3 million, and $49.4 million of the purchase price was assigned to developed technology, customer relationships, trademark, non-compete agreement, and goodwill, respectively. The results of Chemaxon have been included in our consolidated results of operations and comprehensive income (loss) since the date of acquisition.
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

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three months ended March 31, 2025 to the three months ended March 31, 2024, respectively.
Three Months Ended March 31, 2025 Versus Three Months Ended March 31, 2024
The following table summarizes our unaudited statements of operations data for the three months ended at March 31, 2025 and 2024:
Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Software	$46,369	$39,307	$7,062	18%
Services	59,635	57,347	2,288	4%
Total revenues	$106,004	$96,654	$9,350	10%
Total revenues increased $9.4 million, or 10%, to $106.0 million for the three months ended March 31, 2025 as compared to the same period in 2024. The overall revenue growth was primarily due to an increase in revenue from our technology-enabled services and software product offerings, driven by growth from business acquisition, which increased by $5.9 million, as well as strong demand from existing customers, expansion of relationships with existing customers and new customers.

Software revenues increased $7.1 million, or 18%, to $46.4 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily driven by by growth from business acquisition, which increased by $5.6 million, as well as strong demand within existing customers, and expansion of relationships with existing customers.
Services revenues increased $2.3 million, or 4%, to $59.6 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily attributed to continued growth in technology-enabled services with existing and new customers.
Cost of Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Cost of revenues	$41,521	$39,255	$2,266	6%
Cost of revenues increased $2.3 million, or 6%, to $41.5 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to a $1.2 million increase in intangible assets amortization, a $0.6 million increase in licensing cost, and a $0.5 million increase related to executive recruiting expenses.

Sales and Marketing Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Sales and marketing	$12,717	$10,687	$2,030	19%
% of total revenues	12%	11%
Sales and marketing expenses increased by $2.0 million, or 19%, to $12.7 million for the three months ended March 31, 2025 as compared to the same period in 2024. Sales and marketing expenses increased primarily due to a $2.0 million increase in employee-related costs mainly resulting from head count growth driven by acquisitions along with investment to build the commercial organization, and a $0.2 million increase in stock-based compensation costs, partially offset by a $0.3 million decrease in travel related expenses.
Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Research and development	$10,522	$11,995	$(1,473)	(12)%
% of total revenues	10%	12%
Research and development expenses decreased by $1.5 million, or 12%, to $10.5 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in research and development expenses was primarily due to a $2.3 million increase in capitalized cost in R&D, reflecting strategic investments, a $0.7 million decrease in stock-based compensation costs, and a $0.2 million decrease in licensing cost, partially offset by a $1.8 million increase in employee-related costs, mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio.
General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
General and administrative	$19,654	$22,979	$(3,325)	(14)%
% of total revenues	19%	24%
General and administrative expenses decreased by $3.3 million, or 14%, to $19.7 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to a $3.1 million decrease related to remeasurement changes in the fair value of contingent consideration, a $1.4 million decrease in stock-based compensation costs, and a $0.8 million increase in lease abandonment gains, and partially offset by a $0.7 million increase in employee-related costs primarily resulting from headcount growth and organizational restructure, a $0.5 million increase in business acquisition costs, a $0.3 million increase in provision for credit allowance, a $0.3 million increase in public company expenses and other miscellaneous expenses, and a $0.2 million increase in professional and consulting expenses.
Intangible Asset Amortization

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Intangible asset amortization	$13,094	$12,593	$501	4%
% of total revenues	12%	13%
Intangible asset amortization expense increased by $0.5 million, or 4%, to $13.1 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in intangible asset amortization expense was primarily due to a $1.0 million increase in amortization in capitalized software, and offset by a $0.5 million decrease in amortization from acquired intangible assets.
Depreciation and Amortization Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Depreciation and amortization	$873	$432	$441	102%
% of total revenues	1%	—%
Depreciation and amortization expense increased $0.4 million, to $0.9 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in depreciation and amortization expense was primarily due to a $0.5 million increase in depreciation expense for computer equipment.

Interest Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Interest expense	$4,806	$5,751	$(945)	(16)%
% of total revenues	5%	6%

Interest expense decreased by $0.9 million, or 16%, to $4.8 million for the three months ended March 31, 2025, as compared to the same period in 2024. The change in interest expense was primarily due to a $1.3 million decrease in interest from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan, and a $0.2 million decrease related with the amortization of debt issuance cost, partially offset by a $0.6 million decrease in gain from our interest swap hedge activities.

Net Other (Income) expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Net other (income) expense	$(1,725)	$(1,604)	$(121)	8%
% of total revenues	(2)%	(2)%
Net other income increased by $0.1 million to $1.7 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in net other income was primarily due to a $0.9 million increase in gain from remeasurement related to the fluctuation of the foreign currency rate, along with a $0.1 million increase in miscellaneous income, partially offset by a $0.9 million decrease in interest income.
Benefit for Income Taxes

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Benefit for Income Taxes	$(201)	$(751)	$550	73%
Effective income tax rate	(4)%	14%
Our income tax benefit was $0.2 million, resulting in an effective income tax rate of (4)% for the three months ended March 31, 2025 as compared to an income tax benefit of $0.8 million, or an effective income tax rate of 14%, for the same period in 2024. Our income tax benefit for the three months ended March 31, 2025 and 2024 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.

Net Income (Loss)

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2025	2024	$	%
	(in thousands)
Net income (loss)	$4,743	$(4,683)	$9,426	201%
Net income was $4.7 million representing a $9.4 million increase in net income for the three months ended March 31, 2025 as compared to a net loss of $4.7 million for the same period of 2024. The increase in net income was primarily due to a $9.4 million increase in revenue, a $1.8 million decrease in operating expenses, and a $1.1 million increase in total net other income, partially offset by a $2.3 million increase in cost of revenue, and a $0.6 million decrease in tax benefit.

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $17.4 million and $4.3 million as a source of funds for the three months ended March 31, 2025 and 2024, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the three and twelve months periods ended at March 31, 2025 and December 31, 2024 and as of March 31, 2025 and December 31, 2024.

	MARCH 31, 2025	DECEMBER 31, 2024
	(dollars in thousands)
Net cash from operating activities(a)	17,352	80,466
Cash and cash equivalents(b)	179,086	179,183
Term loan credit facilities	297,750	298,500
Gross revolving line of credit	100,000	100,000
___________________________________
(a)     Net cash from operating activities for three months ended at March 31, 2025 and twelve months ended at December 31, 2024.
(b)    Cash balances as of March 31, 2025 and December 31, 2024 included $58.4 million and $45.8 million in cash and cash     equivalents, respectively, held outside of the United States.
Our material cash requirements from known contractual obligations are principal and interest payments on long term debt. We also have future cash obligations of $17.7 million for lease contracts, which have remaining terms of one to nine years.
The principal amount of long-term debt outstanding as of March 31, 2025 matures in the following years:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	TOTAL
	(in thousands)
Maturities	$2,250	$3,000	$3,000	$3,000	$3,000	$283,500	$297,750
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
Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” in our 2024 Annual Report.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	THREE MONTHS ENDED MARCH 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$17,352	$4,296
Net cash used in investing activities	(5,774)	(3,578)
Net cash used in financing activities	(13,996)	(10,347)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	2,321	(546)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(97)	$(10,175)
Cash paid for interest	$4,648	$5,395
Cash paid for income taxes	$688	$3,640
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first three months of 2025 was $17.4 million, compared to $4.3 million in the same period of 2024. The $13.1 million increase in cash from operating activities was primarily driven by an increase in cash-adjusted net income, a decrease in accounts receivable, and a lower cash outflows related to prepaid and other assets, partially offset by lower cash inflows from deferred revenues and increase in accrued expenses and other liabilities.
Investing Activities
Net cash used by investing activities in the first three months of 2025 was $5.8 million, an increase of $2.2 million, compared to $3.6 million in the same period of 2024. The change in investing activities was primarily due to a $2.2 million increase in cash utilized in capitalized software development costs to support our growth.
Financing Activities
Net cash used by financing activities in the first three months of 2025 was $14.0 million, compared to $10.3 million in the same period of 2024. The $3.6 million increase in cash outflow in financing activities was primarily due to a $4.6 million increase in cash payments for contingent consideration related to a business acquisition, partially offset by a $0.9 million decrease in cash payments associated with share awards vested and withheld for payroll tax.

Indebtedness
We have been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility (as amended, the “Credit Agreement”). On June 26, 2024, we entered into the Fifth Amendment to the Credit Agreement (the “Amendment”), which primarily (1) amended the principal amount of the term loan to $300.0 million and the maturity date to June 26, 2031; and (2) extended the termination date associated with the $100.0 million revolving credit commitment to June 26, 2029. The term loan under this Amendment has substantially the same terms as the existing term loans and revolving credit commitments.
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
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of March 31, 2025, we were in compliance with the covenants of the Credit Agreement.
As of March 31, 2025, we had $297.8 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the three months ended March 31, 2025 from those disclosed in our 2024 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax benefit of $0.2 million for the three months ended March 31, 2025 and income tax benefit $0.8 million for the three months ended March 31, 2024.

As of March 31, 2025, we had federal and state NOLs of approximately $6.2 million and $4.9 million, respectively, which are available to reduce future taxable income and expire between 2035 and 2036 and 2029 and 2040, respectively. We had federal R&D tax credit carryforwards of approximately $0.3 million to offset future income taxes, which expire between 2027 and 2048. We also had foreign tax credits of approximately $11 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $78.6 million which will start to expire in 2025, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.9 million which expire between 2032 and 2042. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $24 million was recorded at December 31, 2024. As of March 31, 2025, the valuation allowance remained unchanged from December 31, 2024.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2024 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended March 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2024 Annual Report. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
During the three months period ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2024 Annual Report.
Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2024 Annual Report .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at March 31, 2025.

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
1/1/2025 to 1/31/2025	—	$—	—	$—
2/1/2025 to 2/28/2025	—	—	—	—
3/1/2025 to 3/31/2025	1,493	11.04	—	—
Total	1,493	$11.04	—	$—
__________________________________
(a) Shares purchased were due to shares delivered by employees to the Company for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs relating to stock-based compensation plans.
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
On March 5, 2025, Leif Pedersen, our President, Chief Commercial Officer adopted a Rule 10b5-1 trading plan. The plan provides for the potential sale, on the dates and prices set forth in the plan, of up to 51,224 shares of our common stock from September 9, 2025 through September 19, 2025. The plan is intended to satisfy the affirmative defense requirements of Rule10b5-1(c) under the Exchange Act.

Item 6. Exhibits
See Exhibit Index.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8 - K	001-39799	2.1	8/05/2021
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of Certara, Inc.	10-K	001-39799	3.2	2/26/2025
3.3	Amended and Restated Bylaws of Certara, Inc.	8 - K	001-39799	3.2	7/19/2024
10.1	Amendment No. 1 to the Letter Agreement, dated April 14, 2025, by and among Certara, Inc. and Arsenal Saturn Holdings LP.	8 - K	001-39799	10.1	4/14/2025
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________

+ This certification is deemed not filed for purpose of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTARA, INC.

Date: May 5, 2025	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ John E. Gallagher III
	Name:	John E. Gallagher III
	Title:	Chief Financial Officer (Principal Financial Officer)