Form 10-Q
period 2025-09-30
Certara, Inc.
filed 2025-11-06
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2025, the registrant had 159,273,367 shares of common stock, par value $0.01 per share, outstanding.

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

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. There are important factors, including those described in this Quarterly Report, in the section titled “Risk Factors” in our most recent Annual Report, and in our subsequent SEC filings, which could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$172,711	$179,183
Accounts receivable, net of allowance for credit losses of $1,937 and $2,164, respectively	89,051	102,189
Prepaid expenses and other current assets	21,541	29,480
Total current assets	283,303	310,852
Other assets:
Property and equipment, net	1,846	2,167
Operating lease right-of-use assets	12,371	13,841
Goodwill	773,036	757,038
Intangible assets, net of accumulated amortization of $396,928 and $338,809, respectively	459,543	485,214
Deferred income taxes	3,961	3,961
Other long-term assets	1,796	2,031
Total assets	$1,535,856	$1,575,104
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,457	$3,502
Accrued expenses	59,865	56,451
Current portion of deferred revenue	65,023	77,829
Current portion of long-term debt	3,000	3,000
Other current liabilities	4,175	5,306
Total current liabilities	135,520	146,088
Long-term liabilities:
Deferred revenue, net of current portion	857	1,049
Deferred income taxes	30,848	40,421
Operating lease liabilities, net of current portion	8,965	11,166
Long-term debt, net of current portion and debt discount	290,541	292,425
Other long-term liabilities	4,318	25,299
Total liabilities	471,049	516,448
Commitments and contingencies (refer to note 10)
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 163,873,911 and 161,958,810 shares issued, 159,396,847 and 161,009,112 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	1,640	1,620
Additional paid-in capital	1,247,464	1,216,925
Accumulated deficit	(123,981)	(128,281)
Accumulated other comprehensive income (loss)	1,947	(13,424)
Treasury stock at cost, 4,477,064 and 949,698 shares at September 30, 2025 and December 31, 2024, respectively	(62,263)	(18,184)
Total stockholders' equity	1,064,807	1,058,656
Total liabilities and stockholders' equity	$1,535,856	$1,575,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2025	2024	2025	2024
Revenues	$104,616	$94,820	$315,190	$284,787
Cost of revenues	39,718	37,189	121,955	116,253
Operating expenses:
Sales and marketing	12,998	11,347	39,704	34,247
Research and development	10,266	8,271	29,760	29,333
General and administrative	24,647	22,030	61,487	73,080
Depreciation and amortization	13,982	13,389	42,104	39,608
Total operating expenses	61,893	55,037	173,055	176,268
Income (loss) from operations	3,005	2,594	20,180	(7,734)
Other income (expenses):
Interest expense	(5,011)	(5,187)	(14,619)	(16,516)
Net other income	1,739	932	4,965	4,886
Total other expenses	(3,272)	(4,255)	(9,654)	(11,630)
Income (loss) before income taxes	(267)	(1,661)	10,526	(19,364)
Provision (benefit) for income taxes	(1,792)	(290)	6,226	(736)
Net income (loss) attributable to common stockholders:	1,525	(1,371)	4,300	(18,628)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $(144), $(390), $(1,130), and $(346), respectively	(2,418)	5,700	18,957	4,992
Change in fair value from interest rate swap, net of tax of $(198), $(795), $(1,222), and $(788), respectively	(584)	(2,385)	(3,586)	(2,412)
Total other comprehensive income (loss)	(3,002)	3,315	15,371	2,580
Comprehensive income (loss)	$(1,477)	$1,944	$19,671	$(16,048)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.01)	$0.03	$(0.12)
Diluted	$0.01	$(0.01)	$0.03	$(0.12)
Weighted average common shares outstanding:
Basic	160,403,011	160,642,052	160,769,603	160,225,375
Diluted	160,600,570	160,642,052	161,263,876	160,225,375
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2025	163,856,290	1,639	1,237,891	(125,506)	4,949	(3,241,400)	$(48,394)	$1,070,579
Equity-based compensation expense, net of forfeiture	—	—	9,574	—	—	—	—	9,574
Common stock withheld for tax liabilities	—	—	—	—	—	(5,266)	(59)	(59)
Common shares issued for employee share-based compensation	17,621	1	(1)	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	(1,230,398)	(13,810)	(13,810)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(584)	—	—	(584)
Net income	—	—	—	1,525	—	—	—	1,525
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,418)	—	—	(2,418)
Balance as of September 30, 2025	163,873,911	$1,640	$1,247,464	$(123,981)	$1,947	(4,477,064)	$(62,263)	$1,064,807

Balance as of December 31, 2024	161,958,810	1,620	1,216,925	(128,281)	(13,424)	(949,698)	$(18,184)	$1,058,656
Equity-based compensation expense, net of forfeiture	—	—	24,889	—	—	—	—	24,889
Common stock withheld for tax liabilities	—	—	—	—	—	(503,689)	(5,019)	(5,019)
Common shares issued for employee share-based compensation	1,459,757	15	(15)	—	—	—	—	—
Common shares issued for contingent consideration	455,344	5	5,665	—	—	—	—	5,670
Common shares repurchased	—	—	—	—	—	(3,023,677)	(39,060)	(39,060)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(3,586)	—	—	(3,586)
Net income	—	—	—	4,300	—	—	—	4,300
Foreign currency translation adjustment, net of tax	—	—	—	—	18,957	—	—	18,957
Balance as of September 30, 2025	163,873,911	$1,640	$1,247,464	$(123,981)	$1,947	(4,477,064)	$(62,263)	$1,064,807
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2024	161,764,197	$1,618	$1,201,009	$(133,487)	$(8,328)	(882,883)	$(17,411)	$1,043,401
Equity-based compensation expense, net of forfeiture	—	—	8,187	—		—	—	8,187
Common stock withheld for tax liabilities	—	—	—	—	—	(8,895)	(127)	(127)
Common shares issued for employee share-based compensation	27,792	—	—	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	(2,385)	—	—	(2,385)
Net loss	—	—	—	(1,371)	—	—	—	(1,371)
Foreign currency translation adjustment, net of tax	—	—	—	—	5,700	—	—	5,700
Balance as of September 30, 2024	161,791,989	$1,618	$1,209,196	$(134,858)	$(5,013)	(891,778)	$(17,538)	$1,053,405

Balance as of December 31, 2023	160,284,901	$1,603	$1,178,461	$(116,230)	$(7,593)	(436,615)	$(9,401)	$1,046,840
Equity-based compensation awards	—	—	27,043	—	—	—	—	27,043
Common stock withheld for tax liabilities	—	—	—	—	—	(455,163)	(8,137)	(8,137)
Common shares issued for employee share-based compensation	1,297,519	13	(13)	—	—	—	—	—
Restricted stock forfeiture	(5,123)	—	—	—	—	—	—	—
Common shares issued for contingent consideration	214,692	2	3,705	—	—	—	—	3,707
Change in fair value from interest rate swap, net of tax	—	—	—	—	(2,412)	—	—	(2,412)
Net loss	—	—	—	(18,628)	—	—	—	(18,628)
Foreign currency translation adjustment, net of tax	—	—	—	—	4,992	—	—	4,992
Balance as of September 30, 2024	161,791,989	$1,618	$1,209,196	$(134,858)	$(5,013)	(891,778)	$(17,538)	$1,053,405
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,300	$(18,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,058	49,817
Amortization of debt issuance costs	432	891
Provision for credit losses	688	393
Equity-based compensation expense	24,889	27,043
Change in fair value of contingent considerations	(3,212)	8,092
Deferred income taxes	(7,455)	(12,626)
Changes in assets and liabilities:
Accounts receivable	13,385	(10,973)
Prepaid expenses and other assets	1,748	(2,473)
Accounts payable, accrued expenses, and other liabilities	(6,576)	(9,774)
Deferred revenues	(15,603)	(2,122)
Other operating activities, net	(1,146)	1,457
Net cash provided by operating activities	67,508	31,097
Cash flows from investing activities:
Capital expenditures	(757)	(1,210)
Capitalized software development costs	(18,770)	(13,995)
Net cash used in investing activities	(19,527)	(15,205)
Cash flows from financing activities:
Proceeds from borrowings on term loan debt	—	6,305
Payment of debt issuance costs	—	(1,216)
Payments on long-term debt	(2,250)	(1,505)
Common stock repurchase program	(38,674)	—
Payments for business acquisition related contingent consideration	(13,230)	(15,156)
Payment of taxes on shares withheld for employee taxes	(5,019)	(8,135)
Net cash used in financing activities	(59,173)	(19,707)
Effect of foreign exchange rate on cash and cash equivalents	4,720	1,887
Net decrease in cash and cash equivalents	(6,472)	(1,928)
Cash and cash equivalents, and restricted cash, at beginning of period	179,183	234,951
Cash and cash equivalents, and restricted cash, at end of period	$172,711	$233,023
Supplemental disclosures of cash flow information
Cash paid for interest	$10,456	$11,171
Cash paid for taxes	$8,769	$11,630
Supplemental schedule of noncash investing and financing activities
Stock issuance or establish liabilities related to business acquisition contingent consideration	$5,670	$3,707
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30,

2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the related interim disclosures are unaudited.
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
(c)    Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU requires disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU will be effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the disclosures within our consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU also provides non public entities with an accounting policy election. The ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages and clarifies that the threshold for when an entity is required to start capitalizing software costs is when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the ASU on the consolidated financial statements.
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

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2025:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$81,697	$—	$—	$81,697
Total assets	$81,697	$—	$—	$81,697

Liabilities
Contingent liabilities	$—	$—	$21,900	$21,900
Interest rate swap liabilities	—	2,594	—	2,594
Total liabilities	$—	$2,594	$21,900	$24,494
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
For the nine month period ended September 30, 2025, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 assets are interest swap assets and level 3 liabilities are acquisition related contingent consideration liabilities.

The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

SEPTEMBER 30, 2025
(In thousands)
Beginning balance at December 31, 2024	$43,939
Payments	(18,900)
Fair value remeasurement	(3,139)
Ending balance at September 30, 2025	$21,900
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2024 Annual Report.
(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The cash and cash equivalents was $172,711 and $179,183 at September 30, 2025 and December 31, 2024, respectively.
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
The Company estimates the expected credit losses for accounts receivable using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if it determines that the receivable is not collectible. Allowances for credit losses of $1,937 and $2,164 were provided in the accompanying condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, respectively.
Accounts receivable consists of the following:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Trade receivables	$76,934	$90,609
Unbilled receivables	13,677	13,454
Other receivables	377	290
Allowances for credit losses	(1,937)	(2,164)
Accounts receivable, net	$89,051	$102,189

The following table presents the information regarding the allowance for credit losses:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Beginning balance	$2,164	$1,312
Provision for credit losses	688	1,464
Charge-offs, net of recoveries	(915)	(612)
Ending balance of allowances for credit losses	$1,937	$2,164
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
The Company entered into an interest rate swap agreement in May 2022 that pays a fixed interest rate and receives a variable interest rate to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement had a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025. During the quarter ended September 30, 2023, the Company and the counter party amended the floating rate of the swap agreement from term LIBOR to term SOFR due to LIBOR cessation. As the swap approached maturity, the Company entered into two additional interest rate swap agreements in the second quarter of 2025, each with a notional amount of $115,000, to continue hedging the interest rate risk associated with the term loan debt. These new swaps also pay fixed interest rates and receive variable rates. The fixed interest rates are 3.62% and 3.64%. respectively. Both contracts became effective on August 31, 2025, and will mature on August 31, 2029. The Company designates these swaps as cash flow hedges at hedge inception. At September 30, 2025 and December 31, 2024, the interest swap had a fair value of $0 and $2,213 for the swap matured in August 2025, respectively. The interest swap had total fair value of $(2,594) for new swaps at September 30, 2025. The gross fair value recognized in accumulated other comprehensive income (loss) was $(2,594) and $2,213 at September 30, 2025 and December 31, 2024, respectively.
The Company uses derivatives to manage certain interest exposures and designated all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $761, $1,529, $2,645, and $4,580 for the three and nine months ended September 30, 2025 and 2024, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were as follows:

Interest rate swap derivative designated as cash flow hedging instrument:	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$—	$2,213
Other current liabilities	$76	$—
Other long-term liabilities	$2,518	$—
The net amount of deferred loss related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gain (loss) into earnings over the next twelve months is $76.
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
Contract balances at September 30, 2025, December 31, 2024 and 2023 were as follows:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024	DECEMBER 31, 2023
	(In thousands)
Contract assets	$13,677	$13,454	$10,405
Contract liabilities	$65,880	$78,878	$61,748
During the nine months ended September 30, 2025, the Company recognized revenue of $69,368 related to contract liabilities at December 31, 2024.
The unsatisfied performance obligations as of September 30, 2025 were $147,586. We expect to recognize approximately $118,576 or 80.3% of this revenue over the next 12 months and the remainder thereafter.
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
Capitalized contract acquisition costs were $1,064 and $873 as of September 30, 2025 and December 31, 2024, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Grant Revenue
The Company receives grant funding for certain specific projects from time to time. These grants specify the funds provided are to be used exclusively to satisfy the deliverables outlined in the grant agreements. If, under these agreements, both involved parties receive and sacrifice approximately commensurate value, they are accounted for as exchange transactions, and revenue is recognized according to ASC Topic 606. The grant funding is generally provided near contract inception, so a contract liability is initially recorded and revenue is recognized as the performance obligations are satisfied over time. If these agreements involve one party nonreciprocally transferring value to another, and any benefit to the transferor is incidental to the potential public benefits, they are accounted for as contribution transactions, and revenue is recognized in accordance with ASC Topic 958.

Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
	(In thousands)
Software licenses transferred at a point in time	$15,435	$10,202	$54,012	$39,031
Software licenses transferred over time	28,395	25,710	82,882	74,395
Service revenues earned over time	60,786	58,908	178,296	171,361
Total	$104,616	$94,820	$315,190	$284,787
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
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At September 30, 2025 and December 31, 2024, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of September 30, 2025 and December 31, 2024, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the nine months ended September 30, 2025 and 2024.
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
Since 2013, and as of September 30, 2025, the Company has completed 21 acquisitions, of which 14 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2024 are provided below.

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
5.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at September 30, 2025 and December 31, 2024 consisted of the following:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Prepaid expenses	$9,201	$8,315
Income tax receivable	2,500	9,341
Research and development tax credit receivable	6,924	7,554
Current portion of interest rate swap asset	—	2,213
Other current assets	2,916	2,057
Prepaid expenses and other current assets	$21,541	$29,480
Other long-term assets at September 30, 2025 and December 31, 2024 consisted of the following:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Long-term deposits	$1,289	$1,457
Deferred financing cost	507	574
Total other long-term assets	$1,796	$2,031

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
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Borrowers, either (i) the Term SOFR rate, with a floor of 0.00% plus an applicable margin rate of 3.00% for the Term Loans and between 2.75% and 3.50% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio, or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 2.00% for the Term Loans or between 1.75% and 2.50% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%, and (c) the Term SOFR rate plus 1.00%. Additionally, the Company is obligated to pay a commitment fee of the unused amount and other customary fees. Moreover, in October 2025, the Company entered into a Sixth Amendment to its Credit Agreement, which, among other changes, reduced the applicable rate for existing term loans. For further details on the Sixth Amendment, see Note 14, “Subsequent Event”.
As of each of September 30, 2025 and December 31, 2024, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 7.39% and 8.96% for the nine months ended September 30, 2025 and 2024, respectively, for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements and continues to use the swap to mitigate the interest risk for the Company's debt obligations under the Credit Agreement.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $5,535, $6,366, $16,499 and $19,900 for the three and nine months ended September 30, 2025 and 2024, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $58 and $61 at September 30, 2025 and December 31, 2024, respectively, and is included in accrued expenses. Commitment fees incurred for the undrawn balance of the revolving line of credit was $64, $81, $231 and $207 for the three and nine months ended September 30, 2025 and 2024, respectively. There was $1 accrued interest payable on the revolving line of credit as of each of September 30, 2025 and December 31, 2024.

Long-term debt consists of the following:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Term loans	$296,250	$298,500
Revolving line of credit	—	—
Less: debt issuance costs	(2,709)	(3,075)
Total	293,541	295,425
Current portion of long-term debt	(3,000)	(3,000)
Long-term debt, net of current portion and debt issuance costs	$290,541	$292,425
The principal amount of long-term debt outstanding as of September 30, 2025 matures in the following years:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	TOTAL
	(In thousands)
Maturities	$750	$3,000	$3,000	$3,000	$3,000	$283,500	$296,250
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
Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At September 30, 2025, the weighted average remaining lease terms were 5.8 years for operating leases, and the weighted average discount rate was 5.7% for operating leases. For additional information on the Company's leases, see Note 13. “Leases” to the consolidated financial statements included in the Company’s 2024 Annual Report.

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

Lease Position	Balance Sheet Classification	SEPTEMBER 30, 2025	DECEMBER 31, 2024
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$12,371	$13,841
Total lease assets		$12,371	$13,841

Liabilities
Current
Operating	Other current liabilities	$4,099	$5,306

Noncurrent
Operating	Operating lease liabilities, net of current portion	8,965	11,166
Total lease liabilities		$13,064	$16,472
The following table summarizes by year the maturities of our minimum lease payments as of September 30, 2025:

OPERATING LEASES
(In thousands)
Remainder of 2025	$1,581
2026	4,040
2027	2,946
2028	1,214
2029	1,179
Thereafter	5,206
Total future lease payments	16,166
Less: imputed interest	(3,102)
Total	$13,064

8.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Accrued compensation	$29,319	$31,045
Legal and professional accruals	3,974	2,886
Interest payable	58	51
Income taxes payable	2,515	430
Short-term contingent consideration liabilities	22,364	20,887
Other	1,635	1,152
Total accrued expenses	$59,865	$56,451

Other long-term liabilities consist of the following:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(In thousands)
Uncertain tax position liability	$1,800	$1,718
Derivative Liabilities - Long-term	2,518	—
Contingent consideration - long term	—	23,581
Total other long-term liabilities	$4,318	$25,299
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
Share-based compensation for the restricted stock exchanged for the time-based Class B Units is recognized on a straight-line basis over the requisite service period of the award, which is generally five years. Share-based compensation for the restricted stock exchanged for the performance-based Class B Units is recognized using the accelerated attribution approach. As of September 30, 2025, all of the Company’s restricted stock had fully vested, and no restricted stock remained outstanding.

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2024	157,486	$22.94
Granted	—	—
Vested	(157,486)	22.94
Forfeited	—	—
Non-vested restricted stock as of September 30, 2025	—	$—
Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $39, $173, $160, and $579 for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $80, $196, $321 and $794 for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.
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

A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2024	3,204,589	$19.61
Granted	2,164,196	11.23
Vested*	(1,362,259)	20.55
Forfeited	(232,564)	18.54
Non-vested RSUs as of September 30, 2025	3,773,962	$14.53
___________________________________
* The number of the RSUs vested included 484,483 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the RSUs were $7,496, $8,069, $19,736 and $24,388 for three and nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the total unrecognized equity-based compensation expense related to outstanding RSUs was $41,355, which is expected to be recognized over a weighted-average period of 22.8 months.
Performance Stock Units
PSUs are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds, including year over year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2023, 2024, and 2025 also contain market conditions.
Share-based compensation for the PSUs is only recognized to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation costs.
A summary of the Company’s PSU activity for the period ended September 30, 2025 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2024	645,377	$20.95
Granted	1,168,442	10.09
Vested	—	—
Forfeited	(3,322)	23.24
Cancelled*	(201,138)	22.13
Non-vested PSUs as of September 30, 2025	1,609,359	$12.91
__________________________________
*During the first nine months of 2025, the Company cancelled 201,138 PSU shares that did not meet the required performance conditions for vesting.

Equity-based compensation expenses (income) related to the PSUs were $1,959, $(358), $4,672 and $964 for the three and nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the total unrecognized equity-based compensation expense related to outstanding PSUs was $7,439, which is expected to be recognized over a weighted-average period of 18.15 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenues	$3,251	$3,235	$8,849	$10,095
Sales and marketing	1,213	865	3,103	2,546
Research and development	1,072	1,302	2,673	4,306
General and administrative	4,038	2,785	10,264	10,096
Total	$9,574	$8,187	$24,889	$27,043

10.     Commitments and Contingencies
Contingent consideration
In connection with certain of the Company's business acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. Furthermore, the Company agreed to pay additional contingent consideration related to a business acquisition, contingent on the resolution of certain tax-related contingencies. For the nine months ended September 30, 2025, the Company paid contingent consideration of $18,900, consisting of $13,230 in cash and $5,670 in Company stock. The total contingent liabilities were $22,364 and $44,468 at September 30, 2025 and December 31, 2024, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheet.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of September 30, 2025.
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
The following table summarizes revenue by geographic area for the three and nine months ended September 30, 2025 and 2024:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
	(In thousands)
Revenue(1):
Americas	$73,997	$69,906	$218,945	$208,690
EMEA	21,915	18,117	71,067	56,205
Asia Pacific	8,704	6,797	25,178	19,892
Total	$104,616	$94,820	$315,190	$284,787
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
	(In thousands)
Revenues	$104,616	$94,820	$315,190	$284,787
Less:
Employee expense-non equity	58,703	53,763	178,227	167,421
Equity-based compensation expense	9,574	8,187	24,889	27,043
Equipment and software expense	4,261	3,227	12,595	10,194
Direct cost of revenues	1,647	1,262	5,336	3,564
Professional services expense	6,886	6,216	21,477	18,815
Change in fair value of contingent consideration	2,689	2,431	(3,212)	8,092
Depreciation and amortization	18,626	16,792	56,058	49,817
Other segment expense (income)*	(2,514)	(584)	(5,325)	2,689
Interest expense	5,011	5,187	14,619	16,516
Income tax expense (benefit)	(1,792)	(290)	6,226	(736)
Segment net income (loss)	$1,525	$(1,371)	$4,300	$(18,628)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—

Consolidated net income (loss)	$1,525	$(1,371)	$4,300	$(18,628)

* Other segment expense (income) items included in segment net income include facilities related expense, marketing, travel, insurance, foreign currency exchange gains and losses, and other overhead expense.

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
The Company's global ETR for the three and nine months ended September 30, 2025 and 2024 were 671%, 17%, 59%, and 4%, respectively, including discrete tax items. The current year increase in the ETR was principally due to the combined effect of the overall increase in pre-tax book income, the impact of non-deductible items, and the tax effect of certain discrete items.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes changes to U.S. tax law such as significant amendments to the U.S. federal income tax code. Key provisions include the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions.The Company is in the process of evaluating the impact of the OBBBA.

13.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
	(In thousands, except per share and share data)
Net income (loss) available to common shareholders	$1,525	$(1,371)	$4,300	$(18,628)
Basic weighted-average common shares outstanding	160,403,011	160,642,052	160,769,603	160,225,375
Basic earnings per common share	$0.01	$(0.01)	$0.03	$(0.12)

Diluted earnings per share
Net income (loss) available to common shares	$1,525	$(1,371)	$4,300	$(18,628)
Basic weighted-average common shares outstanding	160,403,011	160,642,052	160,769,603	160,225,375
Dilutive potential common shares	197,559	—	494,273	—
Diluted weighted-average common shares outstanding	160,600,570	160,642,052	161,263,876	160,225,375
Diluted earnings per common share	$0.01	$(0.01)	$0.03	$(0.12)
__________________________________

(a) For the three- and nine-months ended September 30, 2025, the Company repurchased 1,230,398 and 3,023,677 shares of its common stock, respectively, under the stock repurchase program authorized by the Company's Board of Directors on April 11, 2025. The program authorizes the Company to repurchase up to $100,000 of its common stock.

(b) For the three- and nine-months ended September 30, 2024, the Company excluded potentially dilutive securities from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.

14.    Subsequent Event
On October 16, 2025, the Company entered into a Sixth Amendment (“Amendment”) to its Credit Agreement, originally dated August 15, 2017. This Amendment provides for, among other changes, a reduction in the applicable rate for term loans. Such modifications were implemented through the establishment of Replacement Term Loans under the Credit Agreement. The Replacement Term Loans bear interest at a rate per annum equal to, at the election of the Borrowers, either (i) the Term SOFR rate, with a floor of 0.00% plus an applicable margin rate of 2.75% or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 1.75%. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50% and (iii) the Term SOFR rate plus 1.00%. The Replacement Term Loans are subject to substantially similar terms currently relating to guarantees, collateral, mandatory prepayments and covenants that were applicable to the Company’s Existing Term Loans prior to giving effect to the Amendment.

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

The table below summarizes our quarterly bookings and net software retention rate trends:

	2025			2024
	Q1	Q2	Q3	Q1	Q2	Q3
	(in millions except percentage)
Bookings	$118.2	$112.0	$96.6	$105.8	$98.9	$96.1
Net Retention Rates	102.4%	107.6%	103.9%	114.1%	108.0%	107.6%
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
On October 1, 2025, the U.S. federal government experienced a shutdown, resulting in certain regulatory agencies, including the U.S. Food and Drug Administration (“FDA”) and the U.S. Securities and Exchange Commission (“SEC”), furloughing employees and temporarily suspending various activities. We have not experienced any material impacts to our operations or financials but continue to monitor the impacts. If the government shutdown continues for an extended period, it could increase uncertainty in the overall economic environment and adversely impact business operations across multiple industries, including the pharmaceutical industry. Prolonged delays or disruptions in regulatory reviews, approvals, or filings could adversely affect our operations, financial condition, and results of operations.
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
The following table reconciles net income (loss) to Adjusted EBITDA:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)(a)	$1,525	$(1,371)	$4,300	$(18,628)
Interest expense(a)	5,011	5,187	14,619	16,516
Interest income(a)	(1,270)	(2,609)	(4,155)	(7,669)
(Benefit from) Provision for income taxes(a)	(1,792)	(290)	6,226	(736)
Intangible asset amortization and fixed assets depreciation(a)	18,626	16,792	56,058	49,817
Currency (gain) loss(a)	(534)	1,546	(1,173)	2,526
Equity-based compensation expense(b)	9,574	8,187	24,889	27,043
Change in fair value of contingent consideration(d)	2,689	2,431	(3,212)	8,092
Acquisition-related expenses(e)	1,104	1,364	2,408	4,151
Transaction-related expenses (f)	—	(128)	—	2,625
Severance expense (g)	—	—	—	183
Reorganization expense(h)	38	1,730	1,123	3,944
Loss on disposal of fixed assets(i)	31	—	36	13
Executive recruiting expense(j)	—	222	661	645
Litigation and settlement expense(k)	246	—	246	—
Adjusted EBITDA	$35,248	$33,061	$102,026	$88,522

The following table reconciles net income (loss) to adjusted net income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss) (a)	$1,525	$(1,371)	$4,300	$(18,628)
Currency (gain) loss(a)	(534)	1,546	(1,173)	2,526
Equity-based compensation expense(b)	9,574	8,187	24,889	27,043
Amortization of acquisition-related intangible assets(c)	14,050	13,351	42,120	40,041
Change in fair value of contingent consideration(d)	2,689	2,431	(3,212)	8,092
Acquisition-related expenses(e)	1,104	1,364	2,408	4,151
Transaction-related expenses (f)	—	(128)	—	2,625
Severance expense (g)	—	—	—	183
Reorganization expense(h)	38	1,730	1,123	3,944
Loss on disposal of fixed assets(i)	31	—	36	13
Executive recruiting expense(j)	—	222	661	645
Litigation and settlement expense(k)	246	—	246	—
Income tax expense impact of adjustments(l)	(6,477)	(7,079)	(15,348)	(22,442)

Adjusted net income	$22,246	$20,253	$56,050	$48,193

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Diluted earnings per share(a)	0.01	(0.01)	0.03	(0.12)
Currency (gain) loss(a)	—	0.01	—	0.02
Equity-based compensation expense(b)	0.06	0.05	0.16	0.17
Amortization of acquisition-related intangible assets(c)	0.08	0.08	0.26	0.25
Change in fair value of contingent consideration(d)	0.02	0.02	(0.02)	0.05
Acquisition-related expenses(e)	0.01	0.01	0.01	0.03
Transaction-related expenses (f)	—	—	—	0.02
Severance expense (g)	—	—	—	—
Reorganization expense(h)	—	0.01	0.01	0.02
Loss on disposal of fixed assets (i)	—	—	—	—
Executive recruiting expense(j)	—	—	—	—
Litigation and settlement expense(k)	—	—	—	—
Income tax expense impact of adjustments(l)	(0.04)	(0.04)	(0.10)	(0.14)

Adjusted diluted earnings per share	$0.14	$0.13	$0.35	$0.30

Basic weighted average common shares outstanding	160,403,011	160,642,052	160,769,603	160,225,375
Effect of potentially dilutive shares outstanding (m)	197,559	323,745	494,273	723,301
Adjusted diluted weighted average common shares outstanding	160,600,570	160,965,797	161,263,876	160,948,676
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
(k)Represents expense related to a non-recurring employment litigation and settlement outside the normal course of business.
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
The table below presents revenue growth from organic operations and acquisitions:

	NINE MONTHS ENDED SEPTEMBER 30,	Growth YTD Q3 2025 vs YTD Q3 2024
	2025	%
	(in thousands except percentage)
Total revenues	$315,190	11%
Revenue related to acquisition	(17,013)	6%
Organic revenue	$298,177	5%

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
Business Combinations
Since 2013 and as of September 30, 2025, we have completed 21 acquisitions, of which 14 have included software or technology. Details of acquisitions that have closed since the beginning of fiscal year 2024 are provided below. We continually seek and assess a range of highly focused opportunities in our immediately addressable market and in related adjacent markets, whether through acquisitions, licenses, or partnerships.

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

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024, respectively.
Three Months Ended September 30, 2025 Versus Three Months Ended September 30, 2024
The following table summarizes our unaudited statements of operations data for the three months ended at September 30, 2025 and 2024:
Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Software	$43,830	$35,912	$7,918	22%
Services	60,786	58,908	1,878	3%
Total revenues	$104,616	$94,820	$9,796	10%

Total revenues increased $9.8 million, or 10%, to $104.6 million for the three months ended September 30, 2025 as compared to the same period in 2024. The overall revenue growth was primarily driven by growth from a business acquisition, which increased revenue by $5.8 million, as well as increased revenue from our technology-enabled services and software product offerings, driven by strong demand from existing customers, expansion of relationships with existing customers and new customers.
Software revenues increased $7.9 million, or 22%, to $43.8 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily driven by growth from a business acquisition, which increased revenue by $5.6 million, as well as strong demand within existing customers and expansion of relationships with existing customers.
Services revenues increased $1.9 million, or 3%, to $60.8 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily attributed to continued growth in technology-enabled services with existing and new customers.
Cost of Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Cost of revenues	$39,718	$37,189	$2,529	7%
% of total revenues	38%	39%
Cost of revenues increased $2.5 million, or 7%, to $39.7 million for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $1.2 million increase in intangible assets amortization, a $0.7 million increase in professional and consulting expense, a $0.7 million increase in license cost, and a $0.2 million increase in equipment and software expense, partially offset by a $0.4 million decrease in employee-related costs.

Sales and Marketing Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Sales and marketing	$12,998	$11,347	$1,651	15%
% of total revenues	12%	12%
Sales and marketing expenses increased by $1.7 million, or 15%, to $13.0 million for the three months ended September 30, 2025 as compared to the same period in 2024. Sales and marketing expenses increased primarily due to a $1.7 million increase in employee-related costs mainly resulting from head count growth driven by acquisitions along with investment to build the commercial organization, and a $0.3 million increase in stock-based compensation costs, partially offset by a $0.2 million decrease in marketing expense and a $0.2 million decrease in commission expense.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Research and development	$10,266	$8,271	$1,995	24%
% of total revenues	10%	9%
Research and development expenses increased by $2.0 million, or 24%, to $10.3 million for the three months ended September 30, 2025 as compared to the same period in 2024. The increase in research and development expenses was primarily due to a $3.5 million increase in employee-related costs mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, and a $0.2 million increase in professional and consulting expense, partially offset by a $1.2 million increase in capitalized cost in R&D, a $0.2 million decrease in stock-based compensation costs, and a $0.2 million decrease in license cost.
General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
General and administrative	$24,647	$22,030	$2,617	12%
% of total revenues	24%	23%
General and administrative expenses increased by $2.6 million, or 12%, to $24.6 million for the three months ended September 30, 2025 as compared to the same period in 2024. The increase in general and administrative expenses was primarily due to a $1.3 million increase in stock-based compensation costs, a $0.7 million increase in equipment and software expense, a $0.7 million increase in provision for credit allowance, a $0.5 million increase in miscellaneous operation expenses, a $0.3 million increase in employee-related costs, a $0.3 million reduction related to remeasurement changes in the fair value of contingent consideration, and a $0.2 million increase in public company and transaction expenses, partially offset by a $1.2 million decrease in lease abandonment expense, and a $0.2 million decrease in executive recruiting expense.
Depreciation and Amortization

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Depreciation and amortization	$13,982	$13,389	$593	4%
% of total revenues	13%	14%
Amortization and depreciation expense increased by $0.6 million, or 4%, to $14.0 million for the three months ended September 30, 2025 as compared to the same period in 2024. The increase in depreciation and amortization expense was primarily due to a $0.7 million net increase in intangible assets amortization, which included a $1.3 million increase in amortization of capitalized software, partially offset by a $0.5 million decrease in amortization of acquired intangible assets. In addition, depreciation expense for fixed assets decreased $0.1 million, primarily due to a $0.1 million decrease in depreciation of computer equipment and furniture and fixture.
Interest Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Interest expense	$5,011	$5,187	$(176)	(3)%
% of total revenues	5%	5%

Interest expense decreased by $0.2 million, or 3%, to $5.0 million for the three months ended September 30, 2025, as compared to the same period in 2024. The change in interest expense was primarily due to a $0.8 million decrease in interest from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan, and a $0.1 million decrease in other various items, partially offset by a $0.8 million decrease in gain from our interest swap hedge activities.

Net Other Income

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Net other (income) expense	$(1,739)	$(932)	$(807)	87%
% of total revenues	(2)%	(1)%
Net other income increased by $0.8 million to $1.7 million for the three months ended September 30, 2025 as compared to the same period in 2024. The increase in net other income was primarily due to a $2.7 million increase in gain from remeasurement related to the fluctuation of the foreign currency rate, partially offset by a $1.3 million decrease in interest income, and a $0.6 million increase in other expense.
Benefits from Income Taxes

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Benefits from income taxes	$(1,792)	$(290)	$(1,502)	518%
Effective income tax rate	671%	17%
Our income tax benefit was $1.8 million, resulting in an effective income tax rate of 671% for the three months ended September 30, 2025 as compared to an income tax benefit of $0.3 million, or an effective income tax rate of 17%, for the same period in 2024. Our income tax benefit for the three months ended September 30, 2025 and 2024 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.

Net Income (Loss)

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Net income (loss)	$1,525	$(1,371)	$2,896	211%
Net income was $1.5 million representing a $2.9 million increase in net income for the three months ended September 30, 2025 as compared to a net loss of $1.4 million for the same period of 2024. The increase in net income was primarily due to a $9.8 million increase in revenue, a $1.5 million increase in tax benefit, and a $1.0 million decrease in total other net expense, partially offset by a $6.9 million increase in operating expenses, and a $2.5 million increase in cost of revenue.

Nine Months Ended September 30, 2025 Versus Nine Months Ended September 30, 2024
The following table summarizes our unaudited statements of operations data for the nine months ended September 30, 2025 and 2024:
Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Software	$136,894	$113,426	$23,468	21%
Services	178,296	171,361	6,935	4%
Total revenues	$315,190	$284,787	$30,403	11%
Total revenues increased $30.4 million, or 11%, to $315.2 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The overall revenue growth was primarily driven by growth from a business acquisition, which increased revenue by $17.0 million, as well as increased revenue from our technology-enabled services and software product offerings, driven by strong demand from existing customers, expansion of relationships with existing customers and new customers.

Software revenues increased $23.5 million, or 21%, to $136.9 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily driven by growth from a business acquisition, which increased revenue by $16.2 million, as well as strong demand within existing customers, and expansion of relationships with existing customers.
Services revenues increased $6.9 million, or 4%, to $178.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily attributed to continued growth in technology-enabled services with existing and new customers.

Cost of Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Cost of revenues	$121,955	$116,253	$5,702	5%
% of total revenues	39%	41%
Cost of revenues increased $5.7 million, or 5%, to $122.0 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $3.7 million increase in intangible assets amortization, a $2.4 million increase in license and service cost, a $1.5 million increase in professional and consulting expense, a $0.5 million increase related to executive recruiting expenses, and a $0.5 million increase in equipment and software expense, partially offset by a $1.7 million decrease in employee related costs and a $1.2 million decrease in stock-based compensation costs.

Sales and Marketing Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Sales and marketing	$39,704	$34,247	$5,457	16%
% of total revenues	13%	12%
Sales and marketing expenses increased by $5.5 million, or 16%, to $39.7 million for the nine months ended September 30, 2025 as compared to the same period in 2024. Sales and marketing expenses increased primarily due to a $5.1 million increase in employee-related costs mainly resulting from head count growth driven by investment to build the commercial organization along with acquisitions, a $0.6 million increase in stock-based compensation costs, and a $0.3 million increase in equipment and software expense, partially offset by a $0.2 million decrease in travel related expenses, a $0.2 million decrease in professional and consulting expense, and a $0.1 million decrease in marketing expense.
Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Research and development	$29,760	$29,333	$427	1%
% of total revenues	9%	10%
Research and development expenses increased by $0.4 million, or 1%, to $29.8 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in research and development expenses was primarily due to a $7.6 million increase in employee-related costs, mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, partially offset by a $4.8 million increase in capitalized cost in R&D, reflecting strategic investments, a $1.6 million decrease in stock-based compensation costs, a $0.6 million decrease in licensing cost, and a $0.1 million decrease in professional and consulting expense.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
General and administrative	$61,487	$73,080	$(11,593)	(16)%
% of total revenues	20%	26%

General and administrative expenses decreased by $11.6 million, or 16%, to $61.5 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to a $11.3 million decrease related to remeasurement changes in the fair value of contingent consideration, a $2.4 million decrease in transaction costs primarily due to significant refinancing expenses for a term loan and revolving line of credit incurred in the same period of the prior year, a $2.0 million decrease in lease abandonment expense, a $0.8 million decrease in merger and acquisition cost, and a $0.5 million decrease in executive recruiting expense, partially offset by a $2.3 million increase in professional and consulting expense, a $1.6 million increase in equipment and software expense, a $0.6 million increase in miscellaneous operation expenses, a $0.4 million increase in facility and lease related expenses, a $0.3 million increase in public company expense, a $0.3 million increase in provision for credit allowance, and a $0.3 million increase in travel related expense.
Depreciation and Amortization

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Depreciation and amortization	$42,104	$39,608	$2,496	6%
% of total revenues	13%	14%
Amortization and depreciation expense increased by $2.5 million, or 6%, to $42.1 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in depreciation and amortization expense was primarily due to a net $2.7 million increase in intangible assets amortization, which included a $4.4 million increase in amortization of capitalized software, partially offset by a $1.7 million decrease in amortization of acquired intangible assets. In addition, depreciation expense for fixed assets decreased $0.2 million, primarily due to a $0.2 million decrease in depreciation of furniture and fixture, as well as leasehold improvements.

Interest Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Interest expense	$14,619	$16,516	$(1,897)	(11)%
% of total revenues	5%	6%

Interest expense decreased by $1.9 million, or 11%, to $14.6 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The change in interest expense was primarily due to a $3.4 million decrease in interest from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan, and a $0.5 million decrease related to the amortization of debt issuance cost, partially offset by a $1.9 million decrease in gain from our interest swap hedge activities.

Net Other Income

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Net other (income) expense	$(4,965)	$(4,886)	$(79)	2%
% of total revenues	(2)%	(2)%
Net other income increased by $0.1 million to $5.0 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in net other income was primarily due to a $4.3 million increase in gain from remeasurement related to the fluctuation of the foreign currency rate, partially offset by a $3.5 million decrease in interest income and a $0.7 million increase in other expense.
Provision (Benefit) for Income Taxes

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Provision (Benefit) for income taxes	$6,226	$(736)	$6,962	(946)%
Effective income tax rate	59%	4%
Our income tax expense was $6.2 million, resulting in an effective income tax rate of 59% for the nine months ended September 30, 2025, as compared to an income tax benefit of $0.7 million, or an effective income tax rate of 4%, for the same period in 2024. Our income tax expense for the nine months ended September 30, 2025 and 2024 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Income (Loss)

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2025	2024	$	%
	(in thousands)
Net income (loss)	$4,300	$(18,628)	$22,928	123%
Net income was $4.3 million representing a $22.9 million increase in net income for the nine months ended September 30, 2025 as compared to a net loss of $18.6 million for the same period of 2024. The increase in net income was primarily due to a $30.4 million increase in revenue, a $3.2 million decrease in operating expenses, a $1.9 million decrease in interest expense, partially offset by an $7.0 million increase in tax expense and a $5.7 million increase in cost of revenue.

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $67.5 million and $31.1 million as a source of funds for the nine months ended September 30, 2025 and 2024, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the nine- and 12-month periods ended at September 30, 2025 and December 31, 2024 and as of September 30, 2025 and December 31, 2024.

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(dollars in thousands)
Net cash from operating activities(a)	67,508	80,466
Cash and cash equivalents(b)	172,711	179,183
Term loan credit facilities	296,250	298,500
Revolving line of credit	100,000	100,000
___________________________________
(a)     Net cash from operating activities for nine months ended September 30, 2025 and twelve months ended December 31, 2024.
(b)    Cash balances as of September 30, 2025 and December 31, 2024 included $71.7 million and $45.8 million in cash and cash     equivalents, respectively, held outside of the United States.
On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of its common stock. During the nine months ended September 30, 2025, we repurchased 3,023,677 shares of our common stock for a total purchase price and fees of $38.7 million. As of September 30, 2025, approximately $61.3 million net after fees, remained available under the stock repurchase program.
Our other material cash requirements from known contractual obligations are principal and interest payments on long term debt. We also have future cash obligations of $16.2 million for lease contracts, which have remaining terms of one to nine years.
The principal amount of long-term debt outstanding as of September 30, 2025 matures in the following years:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	TOTAL
	(in thousands)
Maturities	$750	$3,000	$3,000	$3,000	$3,000	$283,500	$296,250
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$67,508	$31,097
Net cash used in investing activities	(19,527)	(15,205)
Net cash used in financing activities	(59,173)	(19,707)
Effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash	4,720	1,887
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(6,472)	$(1,928)
Cash paid for interest	$10,456	$11,171
Cash paid for income taxes	$8,769	$11,630
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first nine months of 2025 was $67.5 million, compared to $31.1 million in the same period of 2024. The $36.4 million increase in cash from operating activities was primarily driven by an increase in cash-adjusted net income, a decrease in accounts receivable, a decrease in cash outflow in accrued expenses and other liabilities, and lower cash outflows related to prepaid and other assets, partially offset by lower cash inflows from deferred revenues.
Investing Activities
Net cash used in investing activities in the first nine months of 2025 was $19.5 million, an increase of $4.3 million, compared to $15.2 million in the same period of 2024. The change in investing activities was primarily due to a $4.8 million increase in cash utilized in capitalized software development costs to support our growth and a $0.5 million decrease in cash outflow for capital expenditure.
Financing Activities
Net cash used by financing activities in the first nine months of 2025 was $59.2 million, compared to $19.7 million in the same period of 2024. The $39.5 million increase in cash outflow in financing activities was primarily due to a $38.7 million increase in cash used in connection with repurchasing the Company's common stock, a $6.3 million decrease in cash inflow from debt refinancing activities, and a $0.7 million increase in prepayments on term loan debt, partially offset by a $3.1 million decrease in cash payments associated with share awards vested and withheld for payroll tax, a $1.9 million decrease in cash payments for contingent consideration related to a business acquisition, and a $1.2 million decrease in payment for debt refinancing fees.

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
All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of September 30, 2025, we were in compliance with the covenants of the Credit Agreement. Additionally, in October 2025, the Company entered into a Sixth Amendment to its Credit Agreement, which, among other changes, reduces the applicable rate for existing term loans. For further details on the Sixth Amendment, see Note 14, “Subsequent Event”.
As of September 30, 2025, we had $296.3 million of outstanding borrowings on the term loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the nine months ended September 30, 2025 from those disclosed in our 2024 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax expense of $6.2 million for the nine months ended September 30, 2025 and income tax benefit $0.7 million for the nine months ended September 30, 2024.
As of September 30, 2025, we had federal and state NOLs of approximately $6.2 million and $4.9 million, respectively, which are available to reduce future taxable income and expire between 2035 and 2036 and 2029 and 2040, respectively. We had federal R&D tax credit carryforwards of approximately $0.3 million to offset future income taxes, which expire between 2027 and 2048. We also had foreign tax credits of approximately $11 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $78.6 million which will start to expire in 2025, foreign research and development credits of $0.3 million which expire in 2029, and Canadian investment tax credits of approximately $3.9 million which expire between 2032 and 2042. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $24 million is recorded at December 31, 2024. As of September 30, 2025, the valuation allowance remained unchanged from December 31, 2024.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes changes to U.S. tax law such as significant amendments to the U.S. federal income tax code. Key provisions include the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. These provisions were enacted subsequent to the end of third quarter of 2025 and therefore are not reflected in the accompanying condensed consolidated financial statements. The Company is in the process of evaluating the impact of the OBBBA.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2024 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended September 30, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2024 Annual Report. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
During the three months period ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2024 Annual Report.
Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2024 Annual Report .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at September 30, 2025.

	Total Number of Shares Purchased (a)(c)	Average Price Paid per Share(b)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
7/1/2025 to 7/31/2025	3,756	$11.70	—	$75.0 million
8/1/2025 to 8/31/2025	1,510	10.05	—	$75.0 million
9/1/2025 to 9/30/2025	1,230,398	11.09	1,230,398	$61.3 million
Total	1,235,664	$11.09	1,230,398	$61.3 million
__________________________________
a.On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of its common stock. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. During the three months ended September 30, 2025, the Company repurchased 1,230,398 shares of its common stock at an average price of $11.09 per share, as part of the stock repurchase program authorized on April 11, 2025.
b.The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. This excise tax is included in the cost of shares repurchased, as reflected in the condense consolidated statement of stockholders’ equity. The repurchases above do not include the excise tax.
c.Also includes shares purchased by the Company from employees for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs relating to stock-based compensation plans. Employees tendered 5,266 shares in the third quarter of 2025.

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
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan.
Adoption of Executive Officer Severance Policy
The Company has adopted an Executive Officer Severance Policy (the “Severance Policy”) with effect as of November 5, 2025 that provides executive officers with varying severance benefits and payments, depending on whether the executive’s termination occurs within a two-year period following a change in control (a “CIC protection period”) or outside of such a period. To be eligible for severance under the Severance Policy, the executive’s employment must have been terminated by the Company without cause or terminated by the executive for good reason.
For executives other than the CEO, the severance benefits include 1-times base salary (or 1-times the sum of base salary plus target bonus if the termination occurs during a CIC protection period), 12 months’ subsidized health insurance benefits and a pro-rata annual bonus for the year of termination. For the CEO, the severance benefits include 1-times the sum of base salary plus target bonus (or 1.5-times the sum of base salary plus target bonus if the termination occurs during a CIC protection period), 12 months’ subsidized health insurance benefits (or 18 months’ subsidized health insurance benefits if the termination occurs during a CIC protection period) and a pro-rata annual bonus for the year of termination. All severance payments and benefits are contingent upon the executive’s timely execution and non-revocation of a customary release of claims in favor of the Company and its affiliates, and any severance amounts payable to a covered executive under a separate employment agreement, plan or arrangement will be offset against the severance benefits payable under the Severance Policy.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8 - K	001-39799	2.1	8/05/2021
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of Certara, Inc.	10-K	001-39799	3.2	2/26/2025
3.3	Second Amended and Restated Bylaws of Certara, Inc.	10-Q	001-39799	3.3	8/6/2025
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

CERTARA, INC.

Date: November 6, 2025	By:	/s/ William F. Feehery
	Name:	William F. Feehery
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ John E. Gallagher III
	Name:	John E. Gallagher III
	Title:	Chief Financial Officer (Principal Financial Officer)