Form 10-K
period 2025-12-31
Certara, Inc.
filed 2026-02-26
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2025, determined using the per share closing price on that date on The Nasdaq Stock Market, LLC was $1.4 billion. There is no non-voting common equity of the registrant outstanding. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2026, the registrant had 159,139,562 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be held May 14, 2026, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Certara, Inc.
Unless otherwise indicated, references to the “Company,” “Certara,” “we,” “us” and “our” refer to Certara, Inc. and its consolidated subsidiaries.
Our registered trademarks include Certara Phoenix, Simcyp, Pinnacle 21, CoAuthor, GlobalSubmit Certara D360, Chemaxon and Vyasa. Such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.
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
•Operational disruptions, funding constraints and policy changes at the FDA and other government agencies could adversely affect regulatory activity and our business.

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
•Some of our software solutions utilize third-party open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.
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

PART I
Item 1. Business.
Our Company
We are a global leader in biosimulation science, technology, and consulting services for using Model-Informed Drug Development (“MIDD”) in the global biopharmaceutical and biotech industry. MIDD is an approach that utilizes biological and statistical models derived from preclinical, clinical, and evidence data to inform decision-making in drug research and development, and commercialization. Biosimulation is a critical component of MIDD that uses computer-aided mathematical simulation of biological processes and systems to understand the action of a drug in a human body or a population of humans.
Biosimulation and hereby MIDD can increase the probability of success in bringing a new drug to market, accelerate its development and decrease the costs of drug development. There are many examples of currently approved drugs where models were successfully used in discovery, preclinical, first-in-human dose predictions, clinical trial simulations and protocol design, and for drug interaction label claims. Biosimulation is also used to support drug development beyond the approval stage; examples include determining formulation or manufacturing changes and label extensions. In addition, MIDD strategies are increasingly utilized to help predict commercial success, a critical part of the drug research and development process as new products must be both approved by regulators and adopted by the market.
The diagram below shows the different areas of expertise that come together to enable MIDD. Our organization has been purposefully designed to include all these capabilities to collectively enable a new model of drug research and development for our clients.

Our goal is to enable the life sciences industry to use data, modeling, and analytics to make better decisions during drug research, development and commercialization to increase productivity rates and vastly reduce development costs. The pharmaceutical industry spends more than $290 billion annually on research and development. On average, it takes 10-15 years and costs $6.2 billion to develop one new medicine, including the cost of failures. Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way that add to total cost.
Our technology and scientists incorporate modern advances in scientific understanding, drug research and development experience, data analysis, and AI, resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
Our approach to AI is grounded in our long-standing expertise in mechanistic and empirical modeling. We deploy AI capabilities within validated scientific frameworks and expert-led workflows, rather than as standalone automated systems. This expert-in-the-loop model allows us to leverage native AI capabilities in a manner that is consistent with regulatory expectations for transparency, reproducibility, and explainability.
Our proprietary biosimulation platforms are built on biology, chemistry, and pharmacology principles with proprietary mathematical algorithms that model how medicines and diseases behave in the body. For over two decades, our scientists have developed and validated our biosimulation technology using data from scientific literature, laboratory research, preclinical and clinical studies. To do this, we have developed scientifically based solutions for the collection, standardization, validation, storage, and analysis of the preclinical, clinical and evidence data needed for MIDD. These data solutions are used internally and industry wide by life sciences companies.
The scientific principles underlying our work must be transparent and fully explainable during the regulatory process, so we have developed expertise in incorporating data, references and results into regulatory documents. Our software and regulatory scientific services streamline the creation of regulatory filings and speed regulatory data flow to maximize the chances of successful commercialization.
Native AI and machine learning technologies are being incorporated across our technology and consulting services portfolios, providing opportunities to expand the number of data sources utilized, better predict outcomes, and streamline reporting. For example, we are using machine learning to automate and speed the process of biosimulation, and we have created generative AI applications to aid in drafting regulatory documents from scientific analyses and clinical data.
We apply AI capabilities within established modeling environments and under the supervision of experienced scientists and regulatory experts. Our modeling platforms, curated datasets, and regulatory experience position us to incorporate emerging AI techniques in a controlled and scientifically rigorous manner. While AI can enhance productivity and insight generation, our solutions continue to rely on validated models and expert interpretation to support decision-making in regulated environments.
We leverage our validated software applications to deliver technology-enabled services. Our services are delivered by scientists with extensive drug development experience who aid our customers in applying biosimulation and MIDD to their specific projects.
According to our internal data, Certara’s customers have received 90% or more of all novel drug approvals by the U.S. Food and Drug Administration (the “FDA”) from 2014 through 2025. We have worked with more than 2,600 life sciences companies and academic institutions and have collaborated on more than 10,000 customer projects in the last decade across a wide variety of therapeutic areas ranging from cancer and hematology to diabetes and hundreds of rare diseases. Our software products are licensed by more than 160,000 users and are also used by 20 global drug regulatory agencies, including the FDA, Japan’s Pharmaceuticals and Medical

Devices Agency (the “PMDA”), and China’s Center for Drug Evaluation (the “CDE”) within the National Medical Product Administration (the “NMPA”).
Our Solutions
We offer differentiated and comprehensive solutions for MIDD, which include science, technology and consulting services. Customers leverage our solutions to implement MIDD with the aim of improving certainty, accuracy, commercial success and the speed at which decisions can be made during the drug research and development process.
Our AI capabilities are unified into this broader modeling and regulatory framework. Unlike general-purpose AI tools, our applications are designed to operate within scientific data environments and established pharmacometric and regulatory methodologies. This integration reflects our view that AI is most effective when combined with domain expertise (“expert-in-the-loop”), validated models, and regulatory-grade data processes.
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
By offering science, technology and consulting services solutions, we provide flexible offerings for life sciences companies of all sizes and requirements. Services are complemented by scientific and regulatory expertise to conduct and interpret biosimulation results and make recommendations on the next best action to move a program forward. In 2023, we extended the capabilities of MIDD and regulatory offerings with the launch of an AI platform designed for life sciences, Certara.AI. Certara.AI is a secure, scalable, reliable and flexible platform for deploying life science-specific Generative Pre-Trained Transformers (“GPTs”) across an organization’s data, enabling faster search, connectivity, and content generation. Additionally, in 2024, we launched the next generation of our CoAuthor regulatory writing software, which combines generative AI, data integration, and structured content authoring tools to enable writers to create and assemble regulatory submissions and medical publications faster and with confidence in the quality of their results.
Our Biosimulation Solutions
Our biosimulation solutions are designed to predict both pharmacokinetics (how the body interacts with drugs) and pharmacodynamics (how a drug affects the body). We offer both mechanistic and empirical biosimulation solutions providing clients with a comprehensive offering based on their therapy goals, mechanism of action, and available data sources. Mechanistic biosimulation models are built by experts using known scientific principles and facts, while empirical biosimulation solutions are typically statistical models built using preclinical and clinical data. Our customers use biosimulation results to simulate clinical trials, to improve the design of clinical trials, reduce trial size and complexity, and in some cases obtain clinical trial waivers to replace clinical studies.

Simcyp Simulator
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
We provide customers with a powerful combination of scientific expertise, bringing experts with experience in thousands of projects across the industry, together with our industry-standard software applications. Our Phoenix PK/PD suite is the life sciences industry’s premier software for managing, analyzing and reporting pharmacokinetic (“PK”), pharmacodynamic (“PD”), and toxicokinetic (“TK”) data. Phoenix has four modules that support pharmacometrics and workflow.
•Phoenix WinNonlin – A platform for non-compartmental analysis, PK/PD, and TK modeling with a regulatory proven 30-year history and extensive use across the biopharmaceutics industry.
•Phoenix Cloud – Our next generation cloud version of Phoenix, which provides a secured and validated Certara Amazon Web Services (“AWS”) workspace allowing for much quicker transit time from compliant data sources. It enhances productivity and supports compliance requirements by managing complex time-based drug data, the foundation for all PK/PD modeling.
•Phoenix NLME – A population modeling and simulation software for nonlinear mixed effects (“NLME”) models, a type of pharmacometric model often used by pharmacometricians to model absorption effects.
•Pirana Modeling Workbench – A workbench providing modelers with a structure to facilitate the iterative processes used to create population PK/PD models and perform simulations using AI and machine learning resulting in more efficient model selection and analysis.

Scientific Informatics for Improving Drug Discovery and In-Silico Development
In 2024, Certara acquired Chemaxon, a software company that develops leading software products for chemical property prediction, search, and analysis. Used by research scientists globally, Chemaxon software helps to digitize the design, make, test and analyze discovery lifecycle to select the best new chemical leads. Certara and Chemaxon have had a long-term partnership spanning ten years, providing integrated solutions to the life sciences industry. The acquisition strategically positions Certara in the drug discovery biosimulation market and complement Certara’s existing biosimulation portfolio which is widely used in later phases of drug development. Together, Certara and Chemaxon offer life sciences companies a more complete data and predictive analytics platform, helping to advance the decision-making from discovery through commercialization.
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
Chemaxon Compound Registration – Compound Registration supports a streamlined lead optimization process workflow by comparing the uniqueness of new small molecules against those already stored in a database. The application is foundational to manage IP for the life science industry.
Chemaxon Design Hub – A compound design and tracking platform for drug discovery teams and their external collaborators that connects workflows for scientific hypotheses, candidate compound selection and computational capabilities. Design Hub has been integrated with the Certara D360 solution for more than eight years to provide optimal end user experience throughout the lead optimization stage of discovery.
Certara D360 Software – D360 is a scientific informatics application for small molecule and biologics discovery. It provides researchers with industry leading self-service data access, comprehensive data visualizations, analysis and collaboration tools for prioritization, development of Structure Activity Relationship (“SAR”) and many other scientific data workflows to improve the effectiveness of data-driven research.
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

• Pinnacle 21 – A cloud-based application for clinical data collection, standardization, and validation with industry standards. Pinnacle 21 is widely utilized across the pharmaceutical industry and by its regulators to validate that clinical data meets the required standards for regulatory submittal. We support two versions of Pinnacle 21 – a fully featured enterprise version, which contains workflow and reporting tools needed by commercially targeted drug development projects, and a more basic free community version designed for organizations who want to try the software.

• Pinnacle 21 Data Exchange – Allows sponsors and data providers to define data standards and specifications (metadata) and ensure that collected clinical data adheres to these specifications to make the process of acquiring external data from laboratory and clinical sources more efficient and predictable.

• Metadata Repository – A cloud-based Clinical Metadata Repository & Study Data Tabulation Model automation suite to enable faster transformation from protocol study design using controlled and standardized metadata and setting up the clinical study to produce faster time to analysis resulting in more successful clinical trials.
Regulatory Science
Our comprehensive regulatory science solutions provide our customers the coordinated technology-enabled regulatory submission and regulatory writing expertise they need to accelerate the regulatory writing and filing process.

•CoAuthor Software – Structured and Assisted Content Authoring with Generative AI – Approval for a new drug or biologic requires expert development of numerous regulatory documents, which is a time intensive process often requiring inputs from a variety of data sources and types. CoAuthor powers efficiently and expedited creation of regulatory documents and medical communications. Combining data integration, structured content authoring and generative AI, CoAuthor enables writers to create and assemble regulatory submissions and medical publications faster and with confidence in the quality of their results.

•GlobalSubmit eCTD Submissions Management – The Electronic Common Technical Document (“eCTD”) is a standard format required for submitting applications to regulatory authorities. Our GlobalSubmit eCTD submissions management software provides regulatory teams with the tools they need to efficiently review, validate, and publish eCTD submissions.

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

Quantitative Systems Pharmacology (“QSP”): One of the most scientifically innovative areas of biosimulation is QSP, an approach which combines computational modeling and experimental data to examine the relationships between a drug, the biological system, and the disease process. We believe that Certara has one of the largest teams of QSP experts in the life science industry. The insights delivered by our QSP scientist help answer critical questions about novel therapies required for development progression, including “which drug candidate is optimal” and “which patient populations are most likely to respond.”
We have differentiated our approach to QSP by building robust, regulatory-ready software platforms (Certara IQ) for reproducible model development that are further enabled by Certara.AI. Currently, QSP platforms are available for immunogenicity, immuno-oncology, and capabilities for neurodegenerative diseases are in development. This unique approach has been shared with U.S., European Union (“EU”), and Japanese regulators, all committed to advancing the use of QSP in drug discovery, development, and regulatory review.

Drug Development and Regulatory Strategy: Our scientific experts develop and deliver drug development and regulatory plans and provide high-level regulatory input to customer projects, incorporating biosimulation and supporting decision making through critical development and investment stage gates.

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

Clinical Pharmacology: Certara has numerous industry leaders and scientific experts that guide drug developers in clinical pharmacology decisions. They provide early-phase development plans and study designs across the development life cycle, often incorporating biosimulation along with regulatory support.

Regulatory Science: Certara provides expert services for regulatory submissions from early-stage INDs, new drug applications, and MAAs that require Chemistry, Manufacturing, and Controls (“CMC”), nonclinical, and clinical expertise. Submission programs require the coordinated technology-enabled expertise that Certara regulatory writing solutions offers delivering quality and speed at scale.

Regulatory Operations: We manage the submission of regulatory documents using our Global Submit platform. Submission management services include submission leadership, program management and planning, due diligence and readiness preparation, submission compilation, and eCTD publishing using Global Submit. Certara supports applications to all major health agencies, including the FDA, the European Medicines Agency (the “EMA”), Health Canada, Japan’s PMDA, and China’s NMPA.
Our Markets
Our markets within the life science industry are large and growing. Traditional research and development is costly and prone to failure. The biopharmaceutical industry was estimated to have spent a total of approximately $290 billion in 2025 on R&D. Currently, over 90% of drug candidates fail during the research and development process, many after significant expenditures on resources and time.
We believe that biosimulation solutions can improve these success rates. A small percentage increase in success rates has a large impact on the costs of the overall system; research shows that a modest increase of just three percent in the success rates at each life cycle phase could save almost three hundred million dollars in total costs per approved drug. Additionally, there are often new ways that biosimulation is used to create value as the simulation and modeling capabilities are constantly expanding.
With increasing adoption of technology across all stages of research and development, we believe our end-to-end platform and growth strategies position us to further penetrate the rapidly growing technology-driven life science R&D market of the future that leverages advanced modeling, simulation and analytics.
With greater investment dollars being spent and increasing competition in the race to develop novel medicines, the speed and efficiency with which drugs are developed and brought to market have never been more critical. As a result, the demand for and willingness to adopt innovative approaches to research, development, and commercialization are rapidly increasing. Continued innovation in technology such as biosimulation, virtual trials, and real-world evidence applications are helping biopharmaceutical and biotech companies increase efficiency and decrease costs. This is further bolstered by regulatory agencies that have increasingly issued guidance supporting the adoption of many of these innovations. For example, the FDA announced in 2021 its Project Optimus initiative to reform the dose selection and optimization paradigm in oncology drug development to maximize both efficacy and safety. Biosimulation’s use cases in dose finding and optimization are well-suited to help biopharmaceutical companies navigate this evolving regulatory landscape.
As technology become increasingly powerful with AI and the application of new solutions is validated, we anticipate further demand for innovation. We believe we are still in the early stages of a long-term trend that will continue to advance traditional research and development into a technology-driven era of advanced modeling, simulations, analytics that are dramatically enhanced using AI enabled capabilities.

Our Growth Strategy
Our growth strategy is to build upon our science, technology and consulting services creating more value through increased certainty and speed in decisions making. We continue to lead innovation in biosimulation, through successful engagement with our customers regulatory agencies, and though leadership with academic and similar constituents.
Our investment in AI is focused on enhancing modeling productivity, improving data connectivity across our platform, and supporting scientific decision-making. We prioritize integration of AI into existing validated workflows and seek to ensure that new capabilities align with scientific best practices and regulatory requirements.
We remain focused on reducing the cost, time, and probability of failure of clinical trials for our customers so that they may potentially accelerate and lower overall cost of the delivery of future therapies that are needed by patients worldwide. As new scientific research and technologies areas and opportunities arise, we seek to attract and hire specialized talent and acquire complementary businesses to expand our offerings accordingly.
Advance Our Technology
The science, technology, and consulting services behind biosimulation continue to advance rapidly, and our top investment priority is to develop additional capabilities and uses for biosimulation to improve certainty in decision making and eventually patient outcomes. We aim to release new software, additional features, and upgrades on a frequent and regular basis, with a focus on cloud-based solutions, to integrate and connect access to our products within an end-to-end platform. In 2025, we introduced 103 new software applications and upgrades, including Phoenix Cloud's AI PK reports module, Pinnacle 21 Enterprise Plus, and Certara IQ.
Grow Within Our Existing Customer Base
As we continue to expand our portfolio of offerings, through our unique blend of science, technology and consulting services. We actively engage with our customers to up- and cross-sell our solutions. Our scientists,regulatory and market access experts, business developers, marketing professionals, and business leaders work together to provide a high-quality customer experience and nurture long-term partnerships. Ultimately, one of our goals is to facilitate customer growth over time through higher adoption of biosimulation.
Expand Our Customer Base Globally
We have continuously invested in an international footprint to effectively serve the global biopharmaceutical and biotech industry. There were more than 6,800 biopharmaceutical companies worldwide with active R&D pipelines in 2025, up from nearly 2,400 in 2011. As of December 31, 2025, we had employees in 28 countries, including approximately 585 in the US, 707 in Europe, and 177 in Asia.

Scale Through Acquisitions
Part of our strategy to date has been to pursue strategic acquisitions to accelerate our development roadmap. Since 2013, we have acquired 21 companies, 14 of which include software or technology, with such key acquisitions including Simcyp, the core of our mechanistic biosimulation platform, Pinnacle 21, which enhances our software offerings in data management and the regulatory drug approval process, and Vyasa, which brings state-of-the-art AI capabilities to our end-to-end platform. More recently, in 2023, we also acquired Formedix, which added a metadata repository and clinical data flow automation to our data platform, and Applied Biomath, a company focused on QSP to expand and complement our existing QSP capabilities. In 2024, we acquired Chemaxon, a leading provider of scientific informatics software to expand and complement our existing prediction and analytical capabilities in drug discovery.

Our Customers
Our customers include life sciences companies of all sizes along with contract research organizations, academic and government institutions, and global regulators. Certara science, technology and consulting services have been used by more than 2,600 biopharmaceutical and biotech companies and academic institutions across 70 countries, including 38 of the top 40 biopharmaceutical companies by R&D spend in 2025. We also derive limited revenue from contracts with U.S. government agencies, including the FDA and the U.S. Department of Health and Human Services (DHHS), as well as some foreign governments. For example, our software products are licensed by 20 global drug regulatory agencies, including the FDA, EU’s EMA, Japan’s PMDA, China’s CDE within the NMPA and the UK’s Medicines and Healthcare Products Regulatory Agency (“MHRA”). In addition to life sciences, Certara serves customers in animal health, crop science, bio science, medical devices, and public sector industries. No single customer accounted for more than 10% of our revenues in 2025. Our ten largest customers accounted for 24% and 27% of revenues for the years ended December 31, 2025 and 2024, respectively.
Sales and Marketing
Our sales and marketing functions pursue a coordinated approach with a global commercial team of business development, product management, and marketing experts. Our global commercial team collaborates with our scientists, subject matter experts, and technologists to engage with customers and prospects to understand their needs and offer tailored solutions with our biosimulation software and technology-enabled services. In support of our presence and authority within our fields, our scientists and experts have authored thousands of scientific publications, posters, and articles to share biosimulation knowledge and methods to advance adoption. Additionally, to further expand our reach to potential customers, we may partner with software distributors in regions or categories where we may have less dedicated presence or activity today.
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
We believe our combination of scientific modeling expertise, regulatory experience, and technology enablement differentiates us from both general-purpose AI technology providers and point-solution modeling tools. While AI capabilities are increasingly available across the industry, effective application in regulated drug development requires domain knowledge, validated methodologies, and expert oversight. We believe our scientific teams and long-standing modeling platforms position us well to incorporate and operationalize AI advances in this context.
In our view, the principal competitive factors in our market are the functionality and quality of models, the breadth of molecular types, therapeutic areas, and modalities supported, regulator acceptance of our solutions, ease of use and functionality of applications, depth of experience in drug development, brand awareness and reputation, total cost, and the ability to securely integrate with other enterprise applications and the overall drug research and development process in the customer. We believe that we compete favorably based on these factors and that the time, effort, and investment necessary to develop validated models, modeling solutions, enterprise software and extensive MIDD experience presents a significant barrier to new entrants. Our ability to remain competitive depends on our ability to continue to invest in innovation as MIDD and drug development science advances.
In the biosimulation software market, we compete with other technology companies including Mathworks, Dassault Systemes, Ansys, Simulations Plus, and NONMEM, a division of ICON. Other competitors include open-sourced solutions such as R and PK-Sim and internally developed software from biopharmaceutical companies. There are also many clinical research organizations that provide various data, decision tools, and advice on drug candidates and drug trial decisions. Our technology-enabled services generally compete with in-house teams at biopharmaceutical companies. Additionally, we compete with other specialized service providers including Metrum Research, qPharmetra, and Pharmetheus. We compete in both the biosimulation software market and technology-enabled services markets, with outcomes typically based on the quality and capabilities of our products, our scientific, technical and regulatory expertise, our ability to innovate and develop attractive solutions to customers, our regulatory agency partnerships, and price, among other factors.
Intellectual Property
We protect our technology platforms, systems, processes, and databases through a comprehensive set of intellectual property rights, including copyrights, trade secrets, know-how, patents, and trademarks. Our proprietary software products are protected by copyright and further safeguarded through the terms of our software license agreements, which limit authorized uses and prohibit activities such as reverse engineering, decompiling, or accessing source code or underlying algorithms except as expressly permitted. Several of our biosimulation tools, including the Simcyp Simulator, incorporate proprietary datasets compiled over decades from both public and private sources. These datasets, combined with our proprietary source code and algorithms, form advanced modeling capabilities that cannot be readily replicated. Ongoing enhancements to our source code and algorithms, as well as periodic releases of updated modeling tools, further strengthen the competitive value of our software products. We also protect our processes, systems and internal methodologies through trade secret principles and specialized institutional knowledge. To safeguard this information, we require and enforce confidentiality obligations with employees, contractors, customers, and other third parties, and we enter into invention-assignment agreements with our employees. These contractual protections alongside our administrative and technical safeguards work to preserve the integrity of our intellectual property and confidentiality of our trade secrets.
We maintain a portfolio of issued patents and pending applications in several jurisdictions in which we do business. As of December 31, 2025, our patent portfolio included 22 issued patents, set to expire between November 2026 and October 2040, as well as 17 pending patent applications related to our software and technology. These patents and applications may be renewed by us as deemed necessary. We do not currently consider any of our issued patents to be independently material to our business.
We maintain registration in the United States and other countries for numerous trademarks, including Certara, Simcyp, Phoenix, Pinnacle 21, Virtual Twin, WinNonlin, Vyasa, Chemaxon, and BaseCase. We pursue trademark registrations to the extent we believe doing so would be beneficial to our competitive position. We are not presently a party to any legal proceedings relating to intellectual property that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.
Human Capital
We are a global team united in our purpose to accelerate medicine to patients. Challenging the status quo, our talented team of scientists, software developers, and subject matter experts strive to understand our customers’ most difficult business challenges and apply cutting edge technology and rigorous scientific thinking to inform solutions. As of December 31, 2025, we employed 1,576 professionals in 28 countries, including 1,515 full-time employees and 61 part-time employees, of which 414 held PhD or Doctor of Medicine degrees in their respective disciplines, including clinical pharmacology and pharmacometrics. Most of the senior management team and the members of our board of directors also hold PhDs and/or other advanced degrees. We also rely on independent contractors to address discrete parts of our business and provide expertise in certain specialized areas or focus on projects. We also rely on independent contractors to address discrete parts of our business and provide expertise in certain specialized areas or focus on projects. In 2025, we again received the “Great Place to Work” award (from the Great Place to Work® Institute, Inc.).
Our employees are the key to our success. The breadth and depth of expertise, experience, and backgrounds fuel innovation by bringing rich ideas, problem-solving capabilities, and mutual respect. We are dedicated to attracting, retaining, and growing leading scientists and experts, who are passionate about developing medicines that matter. We strive to encourage intellectual curiosity and offer a variety of professional development opportunities to enable our colleagues to grow their skills. We have traditionally offered job training programs covering technical and soft skills for employees who want to refine specific skills, and all employees participate in a formal performance management process and receive career coaching and counseling as we may determine from time to time. We seek to offer our people competitive compensation packages, depending on role or market, and varying by location we may make available on group terms pension/retirement savings programs, benefits, life insurance, income protection, and healthcare offerings. We strive to provide all staff opportunities for career advancement by posting and announcing openly all promotion opportunities, regularly reviewing pay to ensure fair practices and providing training for all new hires.
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
Privacy and Cybersecurity Laws
The collection, use, disclosure, disposal, protection, and other processing of information about individuals, in particular healthcare data, is highly regulated both in the U.S., EU and other jurisdictions, including but not limited to: the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and other U.S. privacy, security and breach notification and healthcare information laws; the European Union’s General Data Protection Directive (“GDPR” and its national implementing laws) and other European privacy laws; and additional privacy laws in other jurisdictions around the world.
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
There has been a steady level of recognition by regulatory and academic institutions of the role that modeling and simulation can play in the biopharmaceutical development and approval process, as demonstrated by regulations and guidance documents describing and encouraging the use of modeling and simulation in the biopharmaceutical discovery, development, testing and approval process, which has directly led to an increase in the demand for our services. Nonetheless, significant changes in government or regulatory policy, levels of government or academic funding or program support, or a reversal in the level of adoption and reliance upon in silico data (trials, studies, or experiments conducted via computer or computer simulation) in the drug approval process, could result in a decrease in demand for our products and services or lead regulatory authorities to cease use of, or to recommend against the use of, our products and services. These factors, in turn, could ultimately have a material adverse effect on our business, financial condition and results of operations.
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
We also work closely with the global academic community on research, publications, and training of the next generation of biopharmaceutical scientists. Our software products are used in many academic institutions, often free of charge, where students, including PhD candidates, are first exposed to the types of tools and models that we offer. Upon graduating, these students frequently become employed by biopharmaceutical companies, where they may continue to use our products and advocate for their continued use. If academic institutions decide to use competitive products, develop their own biosimulation products, or reduce their exposure to biosimulation tools in general, whether as a result of change in approach or lack of funding or institutional support, familiarity with our products by the future generations of pharmacometricians and clinical pharmacologists may be diminished, which could ultimately result in a reduction in demand for our products over time.
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

Changes or delays in government regulation, executive action or administrative decision-making relating to the biopharmaceutical industry have decreased and could continue to decrease the need for some of the services we provide.

Governmental agencies throughout the world strictly regulate the biopharmaceutical development process. Our business involves assisting biopharmaceutical companies strategically and tactically to navigate the regulatory approval process. New or amended regulations could result in higher regulatory standards and potentially additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements, the introduction of streamlined or expedited approval procedures, an increase in regulatory requirements that we have difficulty satisfying or that make our regulatory strategy services less competitive, or governmental agency decisions not to review certain types of new drug applications, such as vaccines have reduced and could eliminate or substantially reduce the demand for our regulatory services. Regulatory developments that could potentially increase demand for our services could also be postponed or not fully implemented.
Also, over time, but also with relatively short notice, governmental agencies could make different decisions or change standards with respect to all of the foregoing within their administrative oversight functions and authorities. There continue to be business and operational variables across regions and changes in governments that may adopt different strategies and priorities in approaches to the regulation of the biopharmaceutical industry. For example, in the past year, there has been a general pulling back of government support and funding for drug development, in particular for public sector and academic organizations, dependent on outside funding to develop early-stage research. Any material decrease or delay in demand for our technologies or services, or regulatory restrictions or requirements placed on them, may have a material adverse effect on our business, results of operations and financial condition.
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
Reduction in R&D spending by our customers for a variety of reasons, including due to lack of funding, as well as delays in the drug discovery and development process, have reduced and may continue to reduce demand for our products and services and negatively impact our results of operations and financial condition.
We provide biosimulation software platforms and services to the biopharmaceutical industry, including both private and public companies, as well as government and academic institutions. Because our products and services often depend on our customers’ R&D expenditures, our revenues may be materially negatively affected by any economic, competitive, regulatory, demand, or other market impact that decreases our customers’ financial performance, access to funds or their ability to raise capital, which may cause them to decrease or delay R&D spend. In such an event, our revenues may be reduced through increased downward pricing pressure, reduction in the scope of projects, delays or cancellations of ongoing projects, or our customers shifting away from using third parties for their modeling and simulation work. See “—Risks Related to our Business—Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.” Our customers’ expenses and obligations could continue to increase as a result of the higher costs of developing more complex drugs and biologics and complying with more onerous government regulations. Furthermore, our customers may finance their R&D spending from both private and public sources, including the capital markets. As a result, our revenues and financial performance may be adversely impacted if our customers are unable to obtain sufficient capital on acceptable terms to finance their R&D spending. Government and university-based funding of scientific research can vary for a number of reasons, including general economic conditions, political priorities, changes in the number of students and other demographic changes.
Our customers’ revenue and/or profitability have declined and could continue to decline as a result of efforts by government and third-party payors to reduce the cost of healthcare and limit government spending. Governments worldwide have increased efforts to expand healthcare coverage while at the same time curtailing and better controlling the increasing costs of healthcare. If cost-containment efforts or other measures substantially change existing insurance models and limit our customers’ profitability, our customers may decrease R&D spending, which could decrease the demand for our services and materially adversely affect our growth prospects.
Likewise, drug price controls are a topic subject to governmental intervention and regulation, and may vary by region, market and administration, and when applied have led to and could continue to lead to reduced R&D spending by pharmaceutical companies, with one assumption being that they may have less financial incentive to develop new drugs, particularly for niche or complex therapeutic areas. For example, in the United States, specific drug price control provisions, allowing for negotiation of certain categories of drug prices through government executive agencies, were included in the Inflation Reduction Act of 2022, and the extent of their application has had and may continue to have an economic impact on the incentive structure related to drug development R&D spending by our customers. Similarly, the imposition of most-favored-nation drug pricing in the U.S., reductions in Medicare and Medicaid spending, and the introduction of Medicaid work requirements under the One Big Beautiful Bill Act (“OBBBA”) have also had and may continue to have an economic impact on the incentive structure related to drug development R&D spending by our customers. In addition, industry trends, economic factors, regulatory developments, patent protection and political and other events and circumstances that decrease our customers’ R&D spending also affect us.
Governments and third-party payors continue to pursue initiatives intended to reduce prescription drug costs, including through reimbursement changes, price negotiation or reference pricing concepts, and other executive or legislative actions. These initiatives may reduce expected returns on pharmaceutical innovation, shift customer portfolio priorities, or otherwise reduce customer research and development budgets, which could reduce demand for our products and services or change the timing of customer spending. In the United States, recent executive actions and related government initiatives concerning prescription drug pricing, together with existing statutes and implementing guidance, may create additional uncertainty in pricing frameworks. For example, government-led initiatives to expand direct-to-consumer discount mechanisms and other pricing programs could alter market dynamics and may indirectly affect customer research and development investment levels and priorities.
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

Outside the United States, regulatory reforms may change the cost, timing, and operational requirements for clinical trials and related development activity. For example, reforms to the UK clinical trials regulatory regime scheduled to take effect in 2026 may change approval processes, documentation requirements, and oversight practices, which could impact customer development timelines and the timing of demand for our products and services.
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
Operational disruptions, funding constraints and policy changes at the FDA and other government agencies could adversely affect regulatory activity and our business
Disruptions at the FDA and other U.S. government agencies, whether arising from funding constraints, personnel losses, regulatory reform initiatives, government shutdowns, or public health emergencies, could adversely affect our business. The FDA and comparable regulatory authorities in foreign jurisdictions play a central role in the drug development and approval process, including by providing guidance, conducting inspections, and reviewing regulatory submissions. To the extent these activities are delayed, curtailed, or become less predictable, our ability to support customers’ development programs and regulatory submissions, the timing of customer progress, and demand for our products and services could be negatively impacted.
Recent leadership transitions, reorganizations, and workforce reductions at the FDA illustrate the nature of these risks. Pursuant to Executive Order 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (“HHS”) announced on March 27, 2025 a department‑wide reorganization and reduction in force of approximately 20,000 employees, including a planned reduction of approximately 3,500 full‑time positions at the FDA. Shortly thereafter, thousands of FDA employees were terminated on April 1, 2025, and on July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began implementing these layoffs across HHS, including at the FDA. The workforce reductions and policy changes have also reportedly led to voluntary staff attrition. These workforce disruptions could lead to delays or reduced availability of regulatory guidance, inspections, and review activities.
In addition, actions by the U.S. government have disrupted, and may continue to disrupt, the operations of agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which traditionally support basic research, research and development, and clinical testing.
Such actions have included, among other things, suspending, terminating or withholding funding under existing contracts and grants; declining to continue multi‑year research projects; canceling or delaying solicitations and award processes; reducing staff responsible for managing research funding programs; limiting agency resources that facilitate research activity; delaying authorization of certain international transactions; and initiating enforcement actions that may disrupt major research universities and other institutions that are significant contributors to life sciences research. These developments could directly or indirectly delay, disrupt, or increase the cost of drug development and commercialization activities and reduce demand for our products and services.
Government funding for regulatory agencies and capital‑markets regulators, including the FDA, is also subject to the political process and may be interrupted by government shutdowns. In recent years, shutdowns have resulted in furloughs of critical personnel and suspension of certain agency activities. Any prolonged shutdown could impair the FDA’s ability to review and process regulatory submissions and could also affect our ability to access the public markets and obtain capital on acceptable terms.
Finally, disruptions at the FDA and other regulatory authorities may arise from public health emergencies or other unforeseen events. In such an event, FDA review timelines could be extended, and regulatory authorities outside the United States may adopt comparable restrictions or experience similar delays.
If any of the foregoing developments delay or limit the FDA’s ability to provide guidance, conduct inspections, or complete review activities that affect our customers or our business, or otherwise disrupt the research and regulatory ecosystem on which we rely, our business, results of operations, and financial condition could be materially adversely affected.
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
Our strategy also includes expanding into new markets, new geographies, and new areas within our existing markets, either organically or by acquiring other companies in these markets. If our strategies are not executed successfully, our products and services may not achieve market acceptance, penetration within our existing customers, or reach of new customers. We cannot guarantee that we will be able to identify new biosimulation or regulatory and market access technologies of interest to our customers or develop or acquire them in a timely fashion. Even if we are able to identify and develop new technologies and biosimulation tools of interest, we may not be able to negotiate license agreements on acceptable terms, or at all. Some of our products, such as our QSP models, require significant time and investment to develop to a point where they can achieve market acceptance, and we may not be able to develop them at a rate that matches market demand. We may also face more significant pricing pressure as we expand geographically and our customer profile evolves. For example, smaller biotechnology companies, or companies based in countries that have less developed economies, may not be able to afford our products and services at our customary rates. If we are unable to develop, acquire and/or create demand for new services and products, our future business, results of operations and financial condition could be adversely affected.
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
We are highly dependent on the research and development, modeling, financial, operational, scientific, software engineering, regulatory and other business expertise of our executive officers, as well as the other principal members of our management, scientific, modeling, regulatory services and software engineering teams. In addition to serving in a technical capacity, many of our scientists also play a significant role in marketing and selling our products and services to new and existing customers. As of December 31, 2025, 414 of our employees held PhDs or doctor of medicine degrees.
In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package for our employees, which makes up our most significant fixed cost. Nonetheless, we may be unable to hire, train, retain, or motivate highly qualified personnel on acceptable terms or at all given the competition among numerous biopharmaceutical and technology companies for similar personnel.
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
The development, deployment and use of AI, particularly generative AI and agentic AI systems that can take action autonomously, however, is still in its early stages and presents risks that could negatively impact our business. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying and resolving issues before they arise, and the usage of such technologies may not enhance our products or services, keep pace with our competitors or be beneficial to our business, including our efficiency and profitability.
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
Additionally, AI can pose risks from an intellectual property, confidential data leakage, data protection and privacy perspective, as well as raise ethical concerns, compliance issues, and security risks. The input of confidential information or trade secrets into AI systems may result in the loss of intellectual property, proprietary rights, or attorney-client privilege in such information or trade secrets. Despite training and risk management efforts, there is a possibility that employees might misuse AI, either intentionally or unintentionally, including by using authorized AI tools, applications or services, exposing us to risks including confidential data leakage and security vulnerabilities. The use of AI technologies for developing products or services may adversely affect or preclude our intellectual property rights in such products or services or may expose us to liability related to the infringement, misappropriation or other violation of third-party intellectual property. The use of AI technologies with personally identifiable information or protected health information may also result in legal liability. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.
Moreover, AI is subject to a dynamic and rapidly evolving legal and regulatory environment, which, without appropriate review, governance and risk management, could expose us to unforeseen legal or regulatory scrutiny and liabilities. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. In Europe, the EU’s Artificial Intelligence Act, which entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and the uncertainty surrounding evolving regulations may complicate new product development. We may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI. Our failure to adequately address legal risks relating to AI in our business could result in litigation regarding, among other things, intellectual property, privacy, employment, civil rights and other claims that could result in liability for our company, damage our reputation or otherwise materially harm our business.
Public and regulatory scrutiny of AI-related claims has increased, and companies have faced enforcement actions and litigation based on allegations that their AI capabilities or use of AI were overstated, misleading, or not adequately substantiated. If our statements, whether in SEC filings, earnings materials, marketing, or customer communications, are alleged to mischaracterize the nature, scope, or performance of our AI-enabled capabilities or our internal use of AI, we could face reputational harm, customer disputes, regulatory inquiries, enforcement actions, or litigation.
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

Many of our contracts with customers also provide for services on a fixed-price or fee-for-service with a cap basis. Accordingly, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. In these situations, we attempt to revise the scope of activity from the contract specifications and negotiate contract modifications shifting the additional cost to the customer but are not always successful. If we fail to adequately price our contracts or if we experience significant cost overruns (including direct and indirect costs such as pass-through costs), or if we are delayed in, or fail to, execute contract modifications with customers increasing the scope of activity, our results of operations could be materially adversely affected. From time to time, we have had to commit unanticipated resources to complete fixed-fee projects, resulting in lower margins and profitability on those projects. We might experience similar situations in the future, which could have a material adverse impact on our business, financial condition and results of operations.
We have government customers and have received government grants, which subject us to risks including early termination, audits, investigations, sanctions, or penalties.
We derive revenue from contracts with U.S. government entities, including the FDA and the Center for Disease Control and Prevention within the Department of Health and Human Services, as well as foreign governments. For example, our software products are licensed by 20 global drug regulatory agencies, including the FDA, Japan’s PMDA, China’s NMPA and the UK’s MHRA. We have also accepted limited grant funds from governmental entities, whereby we are reimbursed for certain expenses incurred, subject to our compliance with the specific requirements of the applicable grant, including rigorous documentation requirements. We may enter into further contracts with the U.S. or foreign governments in the future or accept additional grant funds. Additionally, we may be subject to change in priorities and funding availability from these government agencies and organizations, even with short or no advance notice. Increasingly, government support and funding may change with new administrations, personnel or polices in effect from time to time, in the United States and globally. Under these more prevalent circumstances, with respect to these contract and revenue sources, we may operate with less certainty and shorter known time horizons on public sector commitments and contracts.
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
We have acquired multiple businesses and technologies in the past, and we regularly evaluate opportunities to acquire or invest in businesses, solutions or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities as well as opportunities to streamline our existing business, including through potential divestitures. The pursuit of potential acquisitions, divestitures or other strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not they are consummated.
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
For example, in 2024, we acquired Chemaxon, a leading provider of cheminformatics software to expand and complement our existing prediction and analytical capabilities in drug discovery. The planned integrations of our newly acquired businesses into our existing product offerings may be delayed or may not achieve the expected results.
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
A general slowdown in the global economy or in a particular region or industry, other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, uncertainty regarding tariffs, actual or potential changes in the research funding environment or an increase in trade tensions with U.S. trading partners could negatively impact our business, financial condition and liquidity. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers to reduce, delay or forgo R&D spending, (ii) result in customers sourcing products or services in-house or from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key customers, particularly smaller biotech companies, (iv) result in customers preferring software to services, and/or (v) intensify pricing pressures. Any or all of these factors, particularly when combined with financial pressures on and uncertainty in the biopharmaceutical industry, could negatively affect demand for our products and our business, financial condition and results of operations. See “—Risks Related to our Industry—Reduction in R&D spending by our customers for a variety of reasons, including due to lack of funding, as well as delays in the drug discovery and development process, may reduce demand for our products and services and negatively impact our results of operations and financial condition.” Additionally, we are continuing to monitor the implications of any policy developments around potential research funding reductions. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast operating results and may make it more difficult to raise or refinance debt.
We are subject to economic, political and other risks associated with the operation of a global business that could negatively affect our business, results of operations and financial condition.
We operate on a global basis with offices or activities in the United States, Canada, France, Germany, the Netherlands, Poland, Switzerland, the United Kingdom, India, the Philippines, Japan, China, Hungary, and South Korea. In addition, we derive a significant portion of our total revenue from our operations in international markets. During the years ended December 31, 2025 and 2024, 31% and 28%, respectively, of our revenues were transacted in foreign currencies, the majority of which included the British Pound Sterling, the

Euro and Japanese Yen. Our international operations and sales subject us to a number of increased risks, including, among others:
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
•differing protection of intellectual property, technology and data in foreign jurisdictions;
•difficulty in staffing and managing widespread operations, including as a result of different employment-related laws (such as those related to safety, discrimination, classification of employees, wages, and benefits);
•being subject to complex and restrictive immigration, employment and labor laws and regulations, as well as union and works council restrictions ;
•changes in tax laws or rulings in the United States or other foreign jurisdictions that may have an adverse impact on our effective tax rate, such as the OBBA;
•being subject to burdensome foreign laws and regulations, including regulations that may place an increased tax burden on our operations;
•being subject to longer payment cycles from customers and experiencing greater difficulties in timely accounts receivable collections; and
•required compliance with a variety of foreign laws and regulations, such as data privacy requirements, real estate and property laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and the U.S. Department of Commerce’s Export Administration Regulations, and other U.S. federal laws and regulations established by the Office of Foreign Assets Control, local laws such as the U.K. Bribery Act or other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.
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
We maintain insurance coverage for protection against many risks of liability, including directors and officers' liability, professional errors and omissions, breach of fiduciary duty, and cybersecurity risks. The extent of our insurance coverage is under regular review and is modified as we deem it necessary. Despite this insurance, it is possible that claims or liabilities against us may not have been fully insured, or our insurance carriers may contest coverage, which could have a material adverse impact on our business, financial position and results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage on attractive terms, or at all, when our existing insurance coverage expires and the cost of obtaining such insurance coverage may materially increase.
If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be liable for significant costs or penalties and our reputation could be harmed.
The services we provide to biopharmaceutical companies and other customers are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, some of our services must adhere to the regulatory requirements of the FDA governing our activities relating to preclinical studies and clinical trials, including GLP and GCP. Additionally, we are subject to compliance with the FDA’s regulations set forth in part 11 of title 21 of the Code of Federal Regulations, which relates to the creation, modification, maintenance, archival, retrieval, transmittal or distribution of electronic records under records requirements in FDA regulations and submitted to the FDA. The FDA may also issue or finalize guidance documents that may have implications for our customers and our products, platforms, and services. For example, in September 2025, the FDA finalized its guidance on “E6(R3) Good Clinical Practice”, which seeks to provide a unified standard to facilitate the mutual acceptance of clinical trial data for International Council for Harmonisation member countries and regions by applicable regulatory authorities. We may be subject to inspection by regulatory authorities in connection with our customers’ marketing applications and other regulatory submissions. If we fail to perform our services in accordance with regulatory requirements, regulatory authorities may take action against us or our customers for failure to comply with applicable regulations governing the development and testing of therapeutic products. Regulatory authorities may also disqualify certain data or analyses from consideration in connection with applications for regulatory approvals, which would result in our customers not being able to rely on our services in connection with their regulatory submissions and may subject our customers to additional or repeat clinical trials and delays in the development and regulatory approval process. Mistakes in providing services to our customers, such as dosing models, could affect medical decisions for patients in clinical trials and create liability for personal injury. Such actions may include sanctions, such as warning or untitled letters, injunctions, or failure of such regulatory authorities to grant marketing approval of products, delay, suspension, or withdrawal of approvals, license revocation, loss of accreditation; product seizures or recalls; operational restrictions; or civil or criminal penalties or prosecutions, damages or fines. Customers may also bring claims against us for breach of our contractual obligations or errors in the outcomes of our products or services, may terminate their contracts with us and/or may choose not to award further work to us. Any such action could have a material adverse effect on our reputation, business, financial condition and results of operations.

We derive a significant percentage of our revenues from a key group of customers, and the loss of one or more of our major customers could materially and adversely affect our business, results of operations and/or financial condition.
Our ten largest customers accounted for 24% of revenues for the year ended December 31, 2025. The loss of any one or more of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.
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
As of December 31, 2025, we had cash and cash equivalents of $189.4 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements for an extended period. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
Although our officers, directors, employees, distributors, and agents are required to comply with these laws and are subject to our internal policies and procedures, we cannot be sure that our internal policies and procedures will always protect us from liability for violations of these laws committed by persons associated with us, including our employees or third parties acting on our behalf. Violations of anti-corruption laws, or even allegations of such violations, could result in a material adverse effect on our business, financial condition and results of operations. For example, violations may result in criminal or civil penalties, disgorgement of profits, related stockholder lawsuits, debarment from government contracting and other remedial measures, as well as reputational harm.

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
In addition, certain jurisdictions have adopted or are adopting laws and regulations intended to facilitate customer portability and switching between cloud service providers and to impose interoperability obligations. To the extent such requirements apply to our hosted solutions or to key vendors we rely upon, we may incur additional costs to support portability, interoperability, and contract compliance, and we may experience increased customer churn or pricing pressure if switching becomes easier.
If our cybersecurity measures are breached or unauthorized or unlawful access to customer or other proprietary data occurs, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and/or we may incur significant liabilities.
The evolution of technology systems, particularly the emergence of artificial technology and machine learning, introduces ever more complex risks of cybersecurity threats that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their cybersecurity systems, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. We have in the past experienced, and may in the future experience, threats and security incidents related to our data and systems. Our efforts to defend against breaches or unauthorized access to customer or other proprietary data may not always prove successful, and we may detect, or receive notices from customers and both public and private agencies that they have detected, actual or perceived vulnerabilities or fraudulent activity. In addition, cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. Our infrastructure (and that of the third parties with which we do business) is vulnerable to physical or electronic break-ins, ransomware attacks, computer viruses or similar problems, which in some cases may be outside our control. Like other companies in our industry, we are, in the normal course of business, the target of cyberattack attempts, and we can make no assurance that future cyberattacks will not be material.
Our solutions involve the collection, analysis and retention of our customers’ proprietary information related to their drug development efforts, including clinical data. Unauthorized access to this information or data (including health information and other personal data), whether deliberate or unintentional, could result in the loss of information, governmental inquiries or investigations, litigation, breach of contract claims, indemnity obligations, damage to our reputation and other liability. Given the trusted nature of our customer relationships and the importance of the data that we manage, any unauthorized access or breach, to any degree, could result in outsized reputational and customer harm, and, as a result of which, we could lose business and see our commercial prospects and liability exposure seriously and adversely impacted.
Our reliance on remote access to our information systems exposes us to potential cybersecurity breaches and the risk of loss or exposure of such information and data. Additionally, we rely on third parties and their cybersecurity procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations and such third parties may also suffer cybersecurity incidents. Depending on the nature and scope, any such incident could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including information about our customers and employees) and the disruption of business operations.
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
Further, under certain regulatory schemes, such as the CCPA or other similar state privacy laws, individuals may bring private claims for our failure to deploy reasonable and appropriate cybersecurity controls, and we also may be liable for statutory and multiple damages. In addition, if our technical and operational cybersecurity safeguards fail, our existing and prospective customers may lose confidence in our ability to maintain the confidentiality of their intellectual property and other proprietary and sensitive data, we may be subject to breach of contract claims by our customers. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. Defending against investigations, claims or litigation based on any security breach or incident, regardless of their merit, will be costly. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, financial condition and results of operations

We are subject to numerous privacy and cybersecurity laws and related contractual requirements, and our failure to comply with those obligations could cause us significant harm, including financial losses and reputational harm.
In the normal course of our business, we collect, process, use and disclose information about individuals, including on behalf of our customers, as well as for our employees around the world. The collection, processing, use, disclosure, disposal and protection of such information is highly regulated both in the U.S. and other jurisdictions, including but not limited to, under HIPAA, as amended by HITECH; United States state privacy, security and breach notification and healthcare information laws, such as the CCPA; the European Union’s GDPR, UK GDPR, and other European and UK privacy laws, as well as the expanding number of privacy laws around the world, including China and Canada. These laws are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, uncertain and potentially inconsistent. For example, the CCPA imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. Protected health information that is subject to HIPAA is excluded from the CCPA; however, information we hold about individuals that is not subject to HIPAA would be subject to the CCPA. It is unclear how HIPAA and the other exceptions may be applied under the CCPA and how other, similar state laws, amendments, and regulations with similar exceptions for protected health information will be enforced.
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
Data privacy and security laws and regulations often govern the handling of information about individuals, including personal health information, and require the use of standard contracts, privacy and security standards and other administrative simplification provisions.
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
The GDPR and the UK GDPR regulate our processing of personal data and imposes stringent requirements. Failure to comply with the GDPR or UK GDPR may result in fines up to the greater of €20 million or 4.0% of worldwide gross annual revenue and applies to services providers such as us under each of GDPR and UK GDPR.
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
Even though we do not order healthcare services or bill directly to Medicare, Medicaid or other third-party payors, as a result of contractual, statutory or regulatory requirements, we may be subject to healthcare fraud and abuse laws of both the federal government and the states in which we conduct our business. Because of the breadth of these laws, ongoing legal and regulatory developments pertaining thereto, and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations to debt payments.
As of December 31, 2025, we had $295.5 million in total borrowings under our credit agreement, dated July 15, 2017 (as amended, the “Credit Agreement”), and $100.0 million of capacity outstanding under our revolving credit facility. In addition, subject to restrictions governing our Credit Agreement, we may incur additional debt.
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
As of December 31, 2025, we had federal and state NOLs of approximately $4.2 million and $3.5 million, respectively, which are available to reduce future taxable income, and some of which expire between 2035 and 2036 and 2030 and 2041, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.1 million and $0.02 million, respectively, to offset future income taxes, which expire between 2027 and 2040. We also had foreign tax credits of approximately $14.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $87.3 million which will start to expire in 2026, foreign research and development credits of $0.2 million which expire in 2029, and Canadian investment tax credits of approximately $5.2 million which expire between 2034 and 2044. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
In addition, in general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs, R&D tax credit carryforwards and disallowed interest expense carryforwards to offset future taxable income. We have performed an analysis for the period January 1, 2025 through December 31, 2025 and determined no ownership change occurred during this period. In addition, we determined that ownership changes occurred in prior periods and therefore our NOLs and R&D tax credit carryforwards reflect the amounts available after considering such limitations. We may experience further ownership changes in the future and/or subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs, R&D tax credit carryforwards and disallowed interest expense carryforwards to offset such taxable income may be subject to limitations.
Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may continue to be volatile, and may decline regardless of our operating performance, which could cause the value of your investment to decline.
The market price of our common stock has historically fluctuated in response to numerous factors and may continue to be subject to fluctuations. During the year ended December 31, 2025, the closing per share trading price of our common stock fluctuated from a high of $14.47 to a low of $8.03. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. In particular, we, along with companies in our sector, have been particularly susceptible to stock price volatility stemming from the integration of AI and machine learning technologies into our business model and market perceptions regarding the impact that developments in AI and machine learning technologies may have on our business, industry and competitive position. Additionally, the market price of our common stock may fluctuate as a result of our operating results failing to match our past performance or being below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, litigation and government investigations, changes or proposed changes in laws or regulations affecting our business, changes in market valuations of similar companies, announcements by our competitors of significant contracts, strategic transactions or technological or product developments, or adverse publicity or speculation in the press or the investment community about our business or industry.
In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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
As of December 31, 2025, shares controlled by Arsenal Capital Partners (“Arsenal”) and our officers and directors in aggregate represented approximately 25.2% of our outstanding common stock. The market price of our shares of common stock could drop significantly if Arsenal or our officers and directors sell their shares or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
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
As of December 31, 2025, Arsenal owns or controls approximately 22.8% of our outstanding common stock, and subject to the terms of the Stockholders Agreement, dated as of November 3, 2022, by and among the Company and certain entities affiliated with Arsenal, Arsenal maintains the right to nominate up to two board members. In addition, Arsenal has significant influence over the outcome of all matters requiring stockholder approval, including any potential change of control of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We are committed to safeguarding our customers’ information that is shared with us in the application of the software and services we contractually provide to them. Our information systems, including our cybersecurity program, risk management systems, processes and governance, reflect our dedication to meeting industry cybersecurity standards.
Risk Management and Strategy
We have implemented a comprehensive cybersecurity and data privacy program as part of our risk management processes to assess, identify and manage risks posed to our business by cybersecurity threats. We embed cybersecurity considerations into every material aspect of our operations, and our focus encompasses a proactive approach that involves continuous monitoring to swiftly detect and respond to cybersecurity threats. Our cybersecurity risk management processes are grounded in industry best practices, including NIST 800-53, ISO 27001:2022, CIS Top 18, OWASP Top 10, and Security by Design and are intended to prevent adverse effects on the confidentiality, integrity and availability of our information systems and information residing therein.
Our cybersecurity processes have been integrated into our risk and change management processes in order for us to assess, identify, and manage risks related to cybersecurity threats and ensure compliance with our legal and contractual obligations, which require us to safeguard the confidential and sensitive information provided to us by our customers. For example, we use various methods and tools to identify and assess cybersecurity threats across all assets in our technical landscape, such as vulnerability scanning, penetration testing, threat intelligence, risk assessments, and audits from customers. We regularly engage third-party assessors, service providers, consultants, and auditors to support and review our risk management processes and to provide independent validation and verification of our security posture. We have established processes to oversee and identify risks from cybersecurity threats associated with our use of third-party assessors and service providers, such as due diligence, contractual language, monitoring and periodic vendor evaluation and qualification.
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
Furthermore, we conduct annual cybersecurity awareness training for our employees in order to provide them with the knowledge necessary to navigate the digital landscape securely. We understand that cybersecurity is not a static concept but a dynamic discipline, and our security and privacy program reflects this by incorporating internal and third-party audits, penetration testing, active vulnerability scanning, simulated phishing programs and a continuous improvement mindset.
As of December 31, 2025, we were not aware of any cybersecurity threats that have materially affected, or are reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition. As discussed more fully under Part 1, Item 1A. Risk Factors, the sophistication of cyber threats continues to increase, and the preventative actions the Company takes to reduce the risk of cyber incidents and protect its systems and information may be insufficient. No matter how well designed or implemented the Company’s cybersecurity controls are, it will not be able to anticipate all security breaches, and it may not be able to implement effective preventive measures against cybersecurity breaches in a timely manner. See Part 1,

Item 1A. Risk Factors entitled “Risks Related to Intellectual Property, Information Technology and Data Privacy” included elsewhere in this Annual Report on Form 10-K.
Governance
We have established a corporate governance framework that provides oversight and strategic guidance for our cybersecurity and data privacy program. Our Board of Directors (the “Board”) oversees our cybersecurity and data privacy program, including risks associated with cybersecurity threats. Our Board’s Audit Committee supports the Board in this oversight role and is specifically focused on monitoring cybersecurity and data privacy risks, including incident response readiness, timely identification and assessment of cybersecurity threats, cybersecurity incident recovery processes, and business continuity considerations.
We have established defined roles and responsibilities for assessing and managing risks associated with cybersecurity threats, including designated executive-level and management-level positions or committees. Oversight of our cybersecurity and privacy program is carried out by our Security and Privacy Program Office (“SPPO”), which comprises leaders from our legal and information technology (“IT”) functions. The SPPO reports to our Head of Information Technology, who serves as the accountable executive for our cybersecurity program. Executive leadership, across our functional and business units, working in coordination with the SPPO, is responsible for ensuring organizational compliance with data protection regulations and the implementation of related risk-mitigation controls. Our Head of Information Technology and our Director, Compliance Standards & Data Privacy (“DCSDP”) oversee the development, implementation, and monitoring of the cybersecurity and data privacy policies, standards, procedures, and controls that govern our information systems and data-processing activities. Our Head of Information Technology brings more than 30 years of experience in IT infrastructure, cybersecurity operations, and site reliability engineering within software and services organizations, including 16 years of experience supporting SaaS environments that handle sensitive customer data. The DCSDP also has over 30 years of experience in IT with the last 13 years focused on compliance and data privacy matters at Certara.
Our DCSDP reports directly to our SVP of Information Technology. Our SVP, Information Technology, in turn, reports to the Audit Committee. The IT Security team and DCSDP jointly coordinate the response to and remediation of cybersecurity incidents and data breaches. They also provide updates on the status and effectiveness of our security and privacy program to the SPPO, the Board and the Audit Committee on a quarterly basis, or more frequently when circumstances require.
We have established processes to ensure that management is informed about and actively monitors cybersecurity threat prevention, detection, mitigation, and, when necessary, incident remediation. These processes include established reporting, escalation, and communication protocols, as well as periodic reviews and audits of our cybersecurity and data privacy program.
Item 2. Properties.
As of December 31, 2025, we had 28 offices in 16 countries, with our headquarters located in Radnor, Pennsylvania. We lease or sublease all of our offices. None of our facilities are used for anything other than general office use. We believe that our facilities are suitable and adequate for our operations and we anticipate that additional suitable space will be available when needed.

As of December 31, 2025, our material active operating locations, which we define as the facilities we lease with more than 10,000 square feet, were as follows:

LOCATION	APPROXIMATE SQUARE FOOTAGE	LEASE EXPIRATION DATES
Sheffield, UK	13,910	1/28/2028
Raleigh, North Carolina, USA	11,250	1/31/2028
Radnor, Pennsylvania, USA	19,370	12/31/2034
Budapest, Hungary	24,810	12/31/2027

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
As of February 17, 2026, there were 23 holders of record of our common stock as reported by our transfer agent. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers, and clearing agencies.
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
Stock Performance Graph
The following graph shows the cumulative total shareholder return on our common stock during the five-year period ended December 31, 2025, as compared with the cumulative total return of the NASDAQ Index and the S&P Small Cap 600 HealthCare Index over the same period, assuming the investment of $100 in our common stock and in each index on December 31, 2020 and the reinvestment of dividends. The graph uses the closing market price on December 31, 2020 of $33.72 per share as the starting value of our common stock.
As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Issuer Purchases of Equity Securities
The following table summarizes our purchases of common stock in the three months ended December 31, 2025:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share(c)	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
10/1/2025 to 10/31/2025	189,902	$11.47	178,419	$59.3 Million
11/1/2025 to 11/30/2025	166,278	$11.35	166,278	$57.4 Million
12/1/2025 to 12/31/2025	32,644	$8.86	—	$57.4 Million
Total	388,824	$11.20	344,697	$57.4 Million
__________________________________
(a)On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of its common stock. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. During the three months ended December 31, 2025, the Company repurchased 344,697 shares of its common stock at an average price of $11.40 per share, as part of the stock repurchase program.

(b)Also includes shares purchased by the Company from employees for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs relating to stock-based compensation plans. Employees tendered 44,127 shares in the fourth quarter of 2025.

(c)The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. This excise tax is included in the cost of shares repurchased, as reflected in the consolidated statement of stockholders’ equity. The repurchases above do not include the excise tax.

Unregistered Sales of Equity Securities
(b) There were no unregistered sales of equity securities during the fourth quarter of fiscal 2025.
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
As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis, in addition to historical financial information, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A above. For a discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Results of Operations” and “Liquidity and Capital Resources” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

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
Executive Overview
We are a global leader in biosimulation science, technology and consulting services for using Model-Informed Drug Development (“MIDD”) in the global biopharmaceutical and biotech industry. MIDD is an approach that utilizes biological and statistical models derived from preclinical, clinical, and evidence data to inform decision-making in drug research and development, and commercialization. Biosimulation is a critical component of MIDD that uses computer-aided mathematical simulation of biological processes and systems to understand the action of a drug in a human body or a population of humans. Our goal is to enable the life science industry to use data, modeling, and analytics to make better decisions during drug research, development and commercialization to increase productivity rates and vastly reduce development costs.
Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way that add to total cost. On average, the pharmaceutical industry spends more than $290 billion annually on research and development(“R&D”). Generally, companies spend an average of $6.2 billion per FDA-approved drug to develop one new medicine, including the cost of failures, according to “Analysis of pharma R&D productivity - a new perspective needed” on Drug Discovery Today. Our technology and scientists incorporate modern advances in scientific understanding, drug research and development experience, data analysis, and AI, resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
Our approach to AI is grounded in our long-standing expertise in mechanistic and empirical modeling. We deploy AI capabilities within validated scientific frameworks and expert-led workflows, rather than as standalone automated systems. This expert-in-the-loop model allows us to leverage native AI capabilities in a manner that is consistent with regulatory expectations for transparency, reproducibility, and explainability.

Our proprietary biosimulation platforms are built on biology, chemistry, and pharmacology principles with proprietary mathematical algorithms that model how medicines and diseases behave in the body. For over two decades, our scientists have developed and validated our biosimulation technology using data from scientific literature, laboratory research, preclinical and clinical studies. To do this, we have developed scientifically based solutions for the collection, standardization, validation, storage, and analysis of the preclinical, clinical and evidence data needed for MIDD. These data solutions are used internally and industry wide by life sciences companies.
The scientific principles underlying our work must be transparent and fully explainable during the regulatory process, so we have developed expertise in incorporating data, references and results into regulatory documents. Our software and regulatory scientific services streamline the creation of regulatory filings and speed regulatory data flow to maximize the chances of successful commercialization.
Native AI and machine learning technologies are being incorporated across our technology and consulting services portfolios, providing opportunities to expand the number of data sources utilized, better predict outcomes, and streamline reporting. For example, we are using machine learning to automate and speed the process of biosimulation, and we have created generative AI applications to aid in drafting regulatory documents from scientific analyses and clinical data.
We apply AI capabilities within established modeling environments and under the supervision of experienced scientists and regulatory experts. Our modeling platforms, curated datasets, and regulatory experience position us to incorporate emerging AI techniques in a controlled and scientifically rigorous manner. While AI can enhance productivity and insight generation, our solutions continue to rely on validated models and expert interpretation to support decision-making in regulated environments.
We leverage our validated software applications to deliver technology-enabled services. Our services are delivered by scientists with extensive drug development experience who aid our customers in applying biosimulation and MIDD to their specific projects.
Since 2014, customers who leverage our solutions have received 90% or more of all new drug approvals by FDA. We have worked with more than 2,600 life sciences companies and academic institutions and have collaborated on more than 10,000 customer projects in the last decade across a wide variety of therapeutic areas ranging from cancer and hematology to diabetes and hundreds of rare diseases. Our software products are licensed by more than 160,000 users and are also used by 20 global drug regulatory agencies, including the FDA, the UK’s MHRA, Japan's PMDA, and China’s NMPA.
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
The tables below summarize our quarterly bookings and net software retention rate trends:

	Bookings
	Q1	Q2	Q3	Q4	FULL YEAR
	(in millions)
2025	$118.2	$112.0	$96.6	$155.3	$482.1
2024	$105.8	$98.9	$96.1	$144.5	$445.3
2023	$112.7	$85.9	$84.8	$118.9	$402.3

	Net Retention Rates
	Q1	Q2	Q3	Q4	FULL YEAR
	(in percentage)
2025	102.4%	107.6%	103.9%	107.2%	105.3%
2024	114.1%	108.0%	107.6%	105.5%	108.8%
2023	108.3%	110.5%	106.4%	103.4%	108.4%

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
Additionally, changes in government leadership may also result in either stricter or more relaxed regulatory environments. In the United States, recent executive actions and related government initiatives concerning prescription drug pricing, together with existing statutes and implementing guidance, may create additional uncertainty in pricing frameworks. For example, government-led initiatives to expand direct-to-consumer discount mechanisms and other pricing programs could alter market dynamics and may indirectly affect customer research and development investment levels and priorities. Furthermore, in the past year, there has been a general pullback of government support and funding for drug development, particularly for public sector and academic organizations, dependent on outside funding to develop early-stage research. Any material decrease or delay in demand for our technologies or services, or regulatory restrictions or requirements placed on them, may have a material adverse effect on our business, results of operations and financial condition.
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
The following table reconciles net loss to adjusted EBITDA:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(in thousands)
Net income (loss)(a)	$(1,595)	$(12,051)	$(55,357)
Interest expense(a)	19,738	21,520	22,916
Interest income(a)	(5,720)	(9,034)	(9,317)
(Benefit from) Provision for income taxes(a)	9,211	(5,133)	214
Depreciation and amortization expense(a)	75,162	68,033	56,071
Currency (gain) loss(a)	(891)	2,344	638
Equity-based compensation expense(b)	33,079	34,774	28,300
Change in fair value of contingent consideration(d)	(3,597)	8,089	24,118
Goodwill impairment expense(e)	—	—	46,984
Acquisition-related expenses(f)	3,843	5,426	6,064
Integration expense(g)	150	—	121
Transaction-related expenses(h)	928	2,625	—
Severance expenses(i)	2,190	183	—
Reorganization expense(j)	1,239	4,223	1,660
Loss on disposal of fixed assets(k)	(24)	401	65
Executive recruiting expense(l)	661	646	631
Litigation and settlement expense(m)	119	—	—
Adjusted EBITDA	$134,493	$122,046	$123,108

The following table reconciles net loss to adjusted net income:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(in thousands)
Net income (loss) (a)	$(1,595)	$(12,051)	$(55,357)
Currency (gain) loss(a)	(891)	2,344	638
Equity-based compensation expense(b)	33,079	34,774	28,300
Amortization of acquisition-related intangible assets(c)	56,224	54,431	45,838
Change in fair value of contingent consideration(d)	(3,597)	8,089	24,118
Goodwill impairment expense(e)	—	—	46,984
Acquisition-related expenses(f)	3,843	5,426	6,064
Integration expense(g)	150	—	121
Transaction-related expenses(h)	928	2,625	—
Severance expenses(i)	2,190	183	—
Reorganization expense(j)	1,239	4,223	1,660
Loss on disposal of fixed assets(k)	(24)	401	65
Executive recruiting expense(l)	661	646	631
Litigation and settlement expense(m)	119	—	—
Income tax expense impact of adjustments(n)	(21,408)	(28,220)	(30,041)
Adjusted net income	$70,918	$72,871	$69,021

The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

Diluted earnings per share(a)	$(0.01)	$(0.08)	$(0.35)
Currency (gain) loss(a)	(0.01)	0.02	—
Equity-based compensation expense(b)	0.21	0.22	0.18
Amortization of acquisition-related intangible assets(c)	0.35	0.34	0.29
Change in fair value of contingent consideration(d)	(0.02)	0.05	0.15
Goodwill impairment expense(e)	—	—	0.30
Acquisition-related expenses(f)	0.02	0.03	0.04
Integration expense(g)	—	—	—
Transaction-related expenses(h)	0.01	0.02	—
Severance expenses(i)	0.01	—	—
Reorganization expense(j)	0.01	0.03	0.01
Loss on disposal of fixed assets(k)	—	—	—
Executive recruiting expense(l)	—	—	—
Litigation and settlement expense(m)	—	—	—
Income tax expense impact of adjustments(n)	(0.13)	(0.18)	(0.19)
Adjusted diluted earnings per share	$0.44	$0.45	$0.43

Basic weighted average common shares outstanding	160,394,418	160,392,805	158,936,251
Effect of potentially dilutive shares outstanding (o)	500,271	635,547	943,886
Adjusted diluted weighted average common shares outstanding	160,894,689	$161,028,352	159,880,137
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
(m)Represents expense related to a non-recurring employment litigation and settlement outside the normal course of business.

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
The table below presents revenue growth from organic operations and acquisitions:

	YEAR ENDED DECEMBER 31,	Growth 2025 vs 2024
	2025	%
	(in thousands except percentage)
Total revenues	$418,838	9%
Revenue related to acquisitions*	(17,013)	3%
Organic revenue	$401,825	6%
——————————————————
•Acquisition revenues include revenues from Chemaxon for the first three quarters for the year ended December 31, 2025 and the fourth quarter for the year ended December 31, 2024.
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
•Depreciation and Amortization. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of leasehold improvements.
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

Acquisitions
Since 2013, we have successfully acquired 21 companies. Below is an overview of the businesses we acquired in 2024 and 2023.
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
Based on our purchase price allocation, approximately $0.3 million, $5.6 million, $0.4 million, and $2.3 million of the purchase price was assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The total estimated consideration included a portion of contingent consideration that was payable over the next two years following the acquisition in cash, not to exceed $2.0 million. The fair value of the contingent consideration was estimated to be $0.8 million as of the acquisition date. At December 31, 2024 and 2023, the contingent consideration was remeasured to zero and $0.1 million, respectively, resulting in negative fair value adjustments of $0.1 million and $0.7 million, respectively, and recorded in G&A expense on the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2024, the Company no longer had any contingent consideration liabilities related to the DIDB business combination.
Formedix Limited ("Formedix")
On October 10, 2023, we completed the acquisition of Formedix for total estimated consideration of $41.4 million. The business combination was not material to our consolidated financial statements.
The total estimated consideration included a portion of contingent consideration that is payable over two years following the acquisition in cash, not to exceed $9.0 million. The fair value of the contingent consideration related to revenue threshold was estimated to be $4.4 million as of the acquisition date. Payments of contingent consideration were based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, another portion of the contingent consideration is based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5.2 million as of the acquisition date.
Based on our purchase price allocation, approximately $11.7 million, $3.1 million, and $25.1 million of the purchase price were assigned to developed technology, customer relationships and goodwill, respectively.
For the year ended December 31, 2024, the Company paid contingent consideration of $1.8 million. At December 31, 2024 and 2023, the contingent consideration related to eligible revenue was remeasured to zero and $3.7 million, respectively, resulting in a negative fair value adjustment of $1.9 million and $0.7 million, respectively, and recorded in G&A expenses on the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2025, the Company no longer had any contingent consideration liabilities related to the Formedix business combination, except for the contingent consideration associated with tax contingencies, which amounted to $0.5 million.
Applied BioMath, LLC ("ABM")
On December 12, 2023, we completed the acquisition of ABM, an industry leader in providing model-informed drug discovery and development support to help accelerate and de-risk therapeutic research and development, for total estimated consideration of $36.6 million. The business combination was not material to our consolidated financial statements.
Based on our purchase price allocation, approximately $4.6 million, $0.8 million, $13.7 million and $15.9 million of the purchase price was assigned to developed technology, non-compete agreements, customer relationships and goodwill, respectively.
The total estimated consideration includes a portion of contingent consideration that is payable over two years in cash, not to exceed $17.6 million. Payments of contingent consideration were based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. The fair value of the contingent consideration was estimated to be $5.4 million as of the acquisition date.
For the year ended December 31, 2024, the Company paid contingent consideration of $4.7 million. At December 31, 2024 and 2023, the contingent consideration was remeasured to zero and $5.4 million, respectively, resulting in a fair value adjustment of $(0.7) million and $23 thousand, respectively. The adjustment was recorded in G&A expenses on the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2024, the Company no longer had any contingent consideration liabilities related to the ABM business combination.
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
Chemaxon, Kft.("Chemaxon")
On October 1, 2024, we completed the acquisition of 100% of the equity of Chemaxon, a software company that develops leading software products for chemical structure drawing, property prediction, search, and analysis, for total cash consideration of $96.4 million. Based on our purchase price allocation, approximately $2.9 million, $0.3 million, $11.0 million, $36.0 million, and $49.4 million of the purchase price was assigned to trademark, non-compete agreement, customer relationships, developed technology, and goodwill, respectively. The results of Chemaxon have been included in our consolidated results of operations and comprehensive income (loss) since the date of acquisition.
For more information about our acquisitions, see Note 4.    "Business Combinations" in the notes to the consolidated financial statements.

Results of Operations

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(dollars in thousands)
Statement of operations data:
Revenues	$418,838	$385,148	$354,337
Cost of revenues	161,126	154,516	141,022
Operating expenses:
Sales and marketing	53,720	47,444	32,022
Research and development	41,040	37,105	34,173
General and administrative	85,380	94,221	95,385
Depreciation and amortization expense	56,556	53,593	45,525
Goodwill impairment expense	—	—	46,984
Total operating expenses	236,696	232,363	254,089
Income (loss) from operations	21,016	(1,731)	(40,774)
Other expenses:
Interest expense	(19,738)	(21,520)	(22,916)
Net other income	6,338	6,067	8,547
Total other expenses	(13,400)	(15,453)	(14,369)
Income (loss) before income taxes	7,616	(17,184)	(55,143)
Provision (benefit) for income taxes	9,211	(5,133)	214
Net income (loss)	$(1,595)	$(12,051)	$(55,357)
Comparison of the Years Ended December 31, 2025 and 2024
Revenues

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Software	$183,275	$155,696	$27,579	18%
Services	235,563	229,452	6,111	3%
Total revenues	$418,838	$385,148	$33,690	9%
Revenues increased by $33.7 million, or 9%, to $418.8 million for the year ended December 31, 2025, as compared to the same period in 2024. The overall revenue growth was primarily due to an increase in our technology-enabled services and software product offerings, driven by strong demand from existing customers, expansion of relationships with existing customers and new customers, and growth from the Chemaxon acquisition.
Software revenue increased by $27.6 million, or 18%, to $183.3 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily driven by strong demand within existing customers, and expansion of relationships with existing customers, and business acquisitions.
Services revenue increased by $6.1 million, or 3%, to $235.6 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily attributed to continued growth in technology-enabled services with existing and new customers.

Cost of Revenues

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Cost of revenues	$161,126	$154,516	$6,610	4%
Cost of revenues increased by $6.6 million, or 4%, to $161.1 million for the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily due to a $4.2 million increase in intangible assets amortization, a $2.6 million increase in license and service expense, a $1.9 million increase in consulting and professional services cost, a $0.5 million increase related to executive recruiting expenses, and a $0.5 million increase in equipment and software expense, partially offset by a $2.0 million decrease in employee-related costs, and a $1.1 million decrease in equity-based compensation cost.
Sales and Marketing Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Sales and marketing	$53,720	$47,444	$6,276	13%
% of total revenues	13%	12%
Sales and marketing expense increased by $6.3 million, or 13%, to $53.7 million for the year ended December 31, 2025, as compared to the same period in 2024. Sales and marketing expense increased primarily due to a $5.4 million increase in employee-related costs mainly resulting from headcount growth driven by acquisitions along with investment to build the commercial organization, a $0.9 million increase in equity-based compensation cost, and a $0.3 million increase in equipment and software expense, partially offset by a $0.3 million decrease in consulting and professional services expense.
Research and Development Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Research and development	$41,040	$37,105	$3,935	11%
% of total revenues	10%	10%
Research and development expense increased by $3.9 million, or 11%, to $41.0 million for the year ended December 31, 2025, as compared to the same period in 2024. The increase in research and development expense was primarily due to a $11.4 million increase in employee-related costs, mainly resulting from headcount growth associated with investments in software development, including AI integration across our product portfolio, and a $0.2 million increase in equipment and software expense, partially offset by a $5.6 million increase in capitalized cost in R&D, a $1.5 million decrease in equity-based compensation cost, and a $0.6 million decrease in the cost of licenses.

General and Administrative Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
General and administrative	$85,380	$94,221	$(8,841)	(9)%
% of total revenues	20%	24%
General and administrative expense decreased by $8.8 million, or 9%, to $85.4 million for the year ended December 31, 2025, as compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to a $11.7 million decrease related to a remeasurement change in the fair value of contingent considerations, a $2.0 million decrease in lease abandonment expense, a $1.7 million decrease in transaction cost, a $0.7 million decrease in state and city business tax, a $0.6 million decrease in merger and acquisition cost, and a $0.5 million decrease in executive recruiting expense, partially offset by a $3.0 million increase in professional and consulting expense, a $2.8 million increase in employee-related costs, and a $2.3 million increase in equipment and software expense.
Depreciation and Amortization

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Depreciation and Amortization	$56,556	$53,593	$2,963	6%
% of total revenues	14%	14%
Depreciation and amortization expense increased by $3.0 million, or 6%, to $56.6 million for the year ended December 31, 2025, as compared to the same period in 2024. The increase in depreciation and amortization expense was primarily due to a net $2.8 million increase in intangible assets amortization, which included a $5.2 million increase in amortization of capitalized software, partially offset by a $2.4 million decrease in amortization of acquired intangible assets. In addition, depreciation expense for fixed assets increased $0.2 million, primarily due to a $0.4 million increase in depreciation of computer equipment, partially offset by a $0.2 million decrease in depreciation of furniture and fixture.
Interest Expense

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Interest expense	$19,738	$21,520	$(1,782)	(8)%
% of total revenues	5%	6%
Interest expense decreased by $1.8 million, or 8%, to $19.7 million for the year ended December 31, 2025, as compared to the same period in 2024. The change in interest expense was primarily due to a $4.2 million decrease in interest from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan, and a $0.5 million decrease related to the amortization of debt issuance cost, partially offset by a $2.9 million decrease in gain from our interest swap hedge activities.
Net Other Income

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Net other income	$6,338	$6,067	$271	4%
% of total revenues	2%	2%
Net other income increased by $0.3 million to $6.3 million for the year ended December 31, 2025 as compared to the same period in 2024. The increase in net other income was primarily due to a $4.3 million increase in remeasurement gains related to the fluctuation of foreign currency exchange rates, and a $0.4 million increase in income related to disposal fixed assets, partially offset by a $3.3 million decrease in interest income, and a $1.1 million increase in other miscellaneous expense.
Provision (Benefit) for Income Taxes

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Provision for income taxes	$9,211	$(5,133)	$14,344	279%
Effective tax rate	120.9%	29.9%
Our income tax expense was $9.2 million, resulting in an effective income tax rate of 120.9%, for the year ended December 31, 2025, as compared to an income tax benefit of $5.1 million, or an effective income tax rate of 29.9% for the year ended December 31, 2024. Our income tax expense for the year ended December 31, 2025 was primarily due to the impact of non-deductible items, the impact of valuation allowances recorded against certain tax attributes, and the relative mix of domestic and international earnings.
Net Loss

	YEAR ENDED DECEMBER 31,		CHANGE
	2025	2024	$	%

	(in thousands)
Net loss	$(1,595)	$(12,051)	$10,456	87%
Net loss was $1.6 million, representing a $10.5 million increase in net income for the year ended December 31, 2025, as compared to the same period in 2024. The increase in net income was primarily due to a $33.7 million increase in revenue and a $2.1 million increase in net other income, partially offset by a $14.3 million increase in tax expense, a $6.6 million increase in cost of revenue, and a $4.3 million increase in operating expenses.

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $96.3 million, $80.5 million, and $82.8 million as a source of funds for the years ended December 31, 2025, 2024, and 2023, respectively. Our additional sources of liquidity have included: maintaining adequate balances of cash and cash equivalents, sale of common stock, and accessing our credit facilities and the revolving line of credit. The following table provides a summary of the major sources of liquidity for the years ended December 31, 2025, 2024, and 2023. and as of December 31, 2025, 2024, and 2023.

	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$96,325	$80,466	$82,755
Cash and cash equivalents(1)	$189,392	$179,183	$234,951
Term loan credit facilities	$295,509	$298,500	$294,450
Available revolving line of credit	$100,000	$100,000	$100,000
__________________________________
(1)Cash balance as of December 31, 2025, 2024, and 2023 included $76.2 million, $45.8 million, and $47.3 million, respectively, of cash and cash equivalents held outside of the United States.
Our material cash requirements from known contractual obligations as of December 31, 2025 are as follows:

	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS

	(in thousands)
Operating leases	$14,930	$4,125	$4,417	$2,280	$4,108
Principal payments of long-term debt	295,509	2,963	5,926	5,926	280,694
Interest on long-term debt(1)	103,469	19,300	38,068	37,239	8,862
Total	$413,908	$26,388	$48,411	$45,445	$293,664
__________________________________
(1)Represents the expected cash payments for interest on our long-term debt based on the amounts outstanding as of the end of each period and the interest rates applicable on such debt as of December 31, 2025.
On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of its common stock. For the twelve months ended December 31, 2025, we repurchased 3,368,374 shares of our common stock for an aggregate purchase price and fees of $42.6 million under its authorized share repurchase program. These repurchases resulted in an increase in treasury stock and reduced weighted-average diluted shares outstanding, As of December 31, 2025, approximately $57.4 million remained available under the Company's existing share repurchase authorization program.
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We believe our existing sources of liquidity will be sufficient to meet our working capital, capital expenditures, and contractual obligations for the foreseeable future. Our expected primary uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments, repurchases of our common stock, and other general corporate purposes. We believe we will meet short-term and long-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions.
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

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$96,325	$80,466	$82,755
Net cash used in investing activities	(26,556)	(112,368)	(79,550)
Net cash used in financing activities	(63,986)	(21,010)	(9,447)
Effect of foreign exchange rate changes on cash and cash equivalents	4,426	(2,856)	1,505
Net increase (decrease) in cash and cash equivalents	$10,209	$(55,768)	$(4,737)
Cash paid for interest	19,133	22,737	19,089
Cash paid for income taxes	12,219	14,658	19,320
Operating Activities
Our cash flows from operating activities primarily include net income (loss) adjusted for (i) non-cash items included in net income (loss), such as provisions for credit losses, depreciation and amortization, stock-based compensation, deferred taxes and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities for the year ended December 31, 2025 was $96.3 million, compared to $80.5 million for the year ended December 31, 2024. The $15.9 million increase in cash provided from operating activities was primarily driven by cash-adjusted net income, the year-over-year impact of a significant prior-year increase in accounts receivable, decreased cash outflows to settle liabilities, and a decrease in cash used for prepaid and other assets, partially offset by reduced cash inflows from deferred revenue.
Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was approximately $26.6 million, a decrease of $85.8 million, compared to $112.4 million in 2024. The change in investing activities was primarily due to a $91.3 million decrease in cash payments in connection with business acquisitions, partially offset by a $5.4 million increase in cash utilized in capitalized software development costs.
Financing Activities
During the year ended December 31, 2025, net cash used in financing activities was approximately $64.0 million, compared to $21.0 million in the same period of 2024. The $43.0 million increase in cash used in financing activities was primarily due to a $42.6 million increase in cash used in connection with repurchasing the Company's common stock, a $6.3 million decrease in cash inflow from debt refinancing activities, and a $0.7 million increase in prepayments on term loan debt, partially offset by a $3.5 million decrease in cash payments associated with share awards vested and withheld for payroll tax, a $1.9 million decrease in cash payments for contingent consideration related to business acquisitions, and a $1.2 million decrease in payment for debt refinancing fees.

Indebtedness
Credit Facilities
We have been a party to the Credit Agreement since August 2017 that provides for a senior secured term loan (the “Term Loan”) and commitments under a revolving credit facility (the “Revolving Facility”). The Credit Agreement has been amended several times. Most recently, on October 16, 2025, we entered into the Sixth Amendment to the Credit Agreement. As of December 31, 2025, the Term Loan had an aggregate principal amount of $296.3 million and a maturity date of June 26, 2031, and the Revolving Credit Facility had a borrowing capacity of $100.0 million and a maturity date of June 26, 2029. We also maintain a $100.0 million revolving credit facility under the Credit Agreement, which matures on June 26, 2029. As of December 31, 2025, we had $295.5 million of outstanding borrowings on the Term Loan and $100.0 million of availability under the Revolving Facility.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Borrowers, either (i) the Term Secured Overnight Financing Rate (“ SOFR”) rate, with a floor of 0.00% plus an applicable margin rate of 2.75% for the Term Loans and between 3.50% and 2.75% for loan under the Revolving Facility, depending on the applicable first lien leverage ratio, or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 1.75% for the Term Loan or between 2.50% and 1.75% for loan under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%, and (c) the Term SOFR rate plus 1.00%. Additionally, the Company is obligated to pay a commitment fee of the unused amount and other customary fees.
All obligations under the Credit Agreement are unconditionally guaranteed by our wholly owned direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors.
As of December 31, 2025, we were in compliance with the covenants set forth in the Credit Agreement.
Income Taxes
We recorded income tax expense of $9.2 million for the year ended December 31, 2025 and income tax benefit of $5.1 million for the year ended December 31, 2024.
As of December 31, 2025, we had federal and state NOLs of approximately $4.2 million and $3.5 million, respectively, which are available to reduce future taxable income, and some of which expire between 2035 and 2036 and 2030 and 2041, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.1 million and $0.02 million, respectively, to offset future income taxes, which expire between 2027 and 2040. We also had foreign tax credits of approximately $14.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $87.3 million which will start to expire in 2026, foreign research and development credits of $0.2 million which expire in 2029, and Canadian investment tax credits of approximately $5.2 million which expire between 2034 and 2044. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $29.4 million is recorded at December 31, 2025.
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
Goodwill and Other Intangible Assets
We assess goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently on an interim basis if we believe indicators of impairment exist. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The application of an interim or the annual goodwill impairment test begins with the identification of reporting units, which requires judgment. We determined that we have three reporting units for goodwill allocation and impairment testing purposes - the Certara Data Science Software (“CDS”), the Certara Predictive Technologies reporting unit (“CPT”), and the Certara Drug Development Services reporting unit (“CDDS”), which are within a single operating segment of the Company. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Our review of impairment starts with performing a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair value of the reporting units are less than their carrying amounts.
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
We performed the annual goodwill impairment analysis during the fourth quarters of 2025, 2024 and 2023. The quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit exceeded its carrying value. During the third quarter of 2023, we performed an interim goodwill impairment test for the prior regulatory writing reporting unit, which was integrated into the CDDS reporting unit at the end of third quarter of 2023. The fair value of the regulatory writing reporting unit was determined to be less than its carrying value, resulting in a goodwill impairment charge of $47.0 million for the reporting unit. The fair value of that reporting unit was estimated using a combination of the discounted cash flow method and the guideline public company method.
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk by virtue of our international operations. This risk arises because we use different currencies to recognize revenue and pay operating expenses. We derived 31% of our revenue for the year ended December 31, 2025 from operations outside of the United States. Our strategy for managing foreign currency risk relies on efforts to negotiate customer contracts to receive payment in the same currency used to pay expenses. As of December 31, 2025, we had no outstanding foreign currency forward contracts. Foreign currency exchange rate risk is evidenced in our consolidated financial statements through translation risk and transaction and re-measurement risk.
Translation Risk
We are exposed to movements in foreign currencies, predominately in U.S. dollars, British Pounds Sterling, Euros, Hungarian forint, or Japanese yen, with the majority in U.S. dollars. The vast majority of our contracts are entered into by our U.S. and U.K., E.U., and Japanese subsidiaries. Contracts entered into by our U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our other subsidiaries are generally denominated in U.S. dollars, pounds sterling, euros, or Japanese yen, with the majority in U.S. dollars. If the U.S. dollar had weakened 10% or strengthened 10% relative to the pound sterling, the euro, and the Japanese yen in the year ended December 31, 2025, income from operations would have been lower or higher by approximately $3.6 million, based on revenues and costs related to our foreign operations.
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
Interest Rate Risk
We have borrowings under our Credit Agreement that bear interest at a rate per annum equal to, at the election of the Borrowers, either (i) the Term SOFR rate, with a floor of 0.00% plus an applicable margin rate of 2.75% for the Term Loan and between 3.50% and 2.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio, or (ii) the ABR, with a floor of 1.00%, plus an applicable margin rate of 1.75% for the Term Loan or between 2.50% and 1.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%, and (c) the Term SOFR rate plus 1.00%. Additionally, the Company is obligated to pay a commitment fee of the unused amount and other customary fees.
As of December 31, 2025, we had $295.5 million of outstanding borrowings on the Term Loan and no outstanding borrowings under the Revolving Facility.
Each quarter basis point increase in the SOFR rate would increase interest expense on our current variable rate debt by approximately $0.2 million for the year ended December 31, 2025. Our exposure to interest rate risk is minimized by our interest rate swaps. As of December 31, 2025, we recorded the fair value of our interest rate swaps in the amount of $2.3 million as derivative liabilities included in other current and long-term liabilities in our consolidated balance sheets.
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

Item 8. Financial Statements and Supplementary Data.
Certara, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Certara, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Certara, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.
Revenue Recognition on the Company’s Fixed Price Contract Revenue
As described in Note 2 (q) to the consolidated financial statements, the Company performs professional services under fixed price contracts with the associated revenue recognized over time. For fixed price revenue contracts recognized over time, management utilizes the input method to measure estimated progress to completion.

We identified revenue recognition for fixed price contracts as a critical audit matter. The principal consideration for our determination that revenue recognition for fixed price contracts was a critical audit matter is that the measure of progress towards completion is based upon the value of work incurred to date as a percentage of the total estimated value of work and utilizes assumptions for future value of work to complete the performance obligations, and those assumptions have significant estimation uncertainty. A significant change in the assumptions could affect both the profitability of the contract and the amount of revenue and profit recognized in an accounting period. Given these factors, the related audit effort in evaluating management’s judgments in determining the revenue recognition for fixed price contracts was challenging, subjective, and complex and required a high degree of auditor judgment.
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
•We evaluated the reasonableness of management’s process of estimating the total value of work associated with fixed price contracts by comparing the total value of work incurred under completed contracts to the total value of work estimated by management at the inception of the customer agreement.
•We selected a sample of customer contracts and performed the following procedures:
–We reviewed the terms in the customer contract and evaluated the appropriateness of management’s accounting policy application along with their use of estimates, to determine the revenue recognition conclusions are reasonable.
–We evaluated management’s estimated budget for each selection and compared the actual value of work incurred to the amount recognized.
–We assessed the progress towards completion by performing inquiries of key financial and operational executives to evaluate the progress to date and factors impacting the estimated total contract value of work expected at completion as well as attending certain regular operational meetings to observe discussions over progress and total estimated remaining value of work. We also held discussions with certain project leads to confirm the budgeting process and assumptions used in developing the original budget and subsequent modifications.

/s/ RSM US LLP
We have served as the Company's auditor since 2022.
Blue Bell, Pennsylvania
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Certara, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Certara, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the December 31, 2025 consolidated financial statements of the Company and our report dated February 26, 2026, expressed an unqualified opinion.
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

/s/ RSM US LLP
Blue Bell, Pennsylvania
February 26, 2026

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$189,392	$179,183
Accounts receivable, net of allowances for credit losses of $2,235 and $2,164, respectively	103,525	102,189
Prepaid expenses and other current assets	22,202	29,480
Total current assets	315,119	310,852
Other assets:
Property and equipment, net	1,853	2,167
Operating lease right-of-use assets	11,939	13,841
Goodwill	773,311	757,038
Intangible assets, net of accumulated amortization of $415,804 and $338,809, respectively	447,476	485,214
Deferred income taxes	5,242	3,961
Other long-term assets	1,642	2,031
Total assets	$1,556,582	$1,575,104
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,426	$3,502
Accrued expenses	67,131	56,451
Current portion of deferred revenue	75,412	77,829
Current portion of long-term debt	2,963	3,000
Other current liabilities	4,453	5,306
Total current liabilities	153,385	146,088
Long-term liabilities:
Deferred revenue, net of current portion	2,350	1,049
Deferred income taxes	34,366	40,421
Operating lease liabilities, net of current portion	8,438	11,166
Long-term debt, net of current portion and debt discount	290,131	292,425
Other long-term liabilities	5,117	25,299
Total liabilities	493,787	516,448
Commitments and contingencies
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 and no shares authorized, issued, and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 164,005,450 and 161,958,810 shares issued as of December 31, 2025 and 2024, respectively; 159,139,562 and 161,009,112 shares outstanding as of December 31, 2025 and 2024, respectively	1,641	1,620
Additional paid-in capital	1,255,653	1,216,925
Accumulated deficit	(129,876)	(128,281)
Accumulated other comprehensive income(loss)	2,040	(13,424)
Treasury stock at cost, 4,865,888 and 949,698 shares at December 31, 2025 and 2024, respectively	(66,663)	(18,184)
Total stockholders' equity	1,062,795	1,058,656
Total liabilities and stockholders' equity	$1,556,582	$1,575,104
The accompanying notes are an integral part of the consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2025	2024	2023
Revenues	$418,838	$385,148	$354,337
Cost of revenues	161,126	154,516	141,022
Operating expenses:
Sales and marketing	53,720	47,444	32,022
Research and development	41,040	37,105	34,173
General and administrative	85,380	94,221	95,385
Depreciation and amortization	56,556	53,593	45,525
Goodwill impairment expense	—	—	46,984
Total operating expenses	236,696	232,363	254,089
Income (loss) from operations	21,016	(1,731)	(40,774)
Other expenses:
Interest expense	(19,738)	(21,520)	(22,916)
Net other income	6,338	6,067	8,547
Total other expenses	(13,400)	(15,453)	(14,369)
Income (loss) before income taxes	7,616	(17,184)	(55,143)
Provision (benefit) for income taxes	9,211	(5,133)	214
Net loss	(1,595)	(12,051)	(55,357)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax of $6, $(956), $(717)	18,860	(3,247)	2,696
Change in fair value of interest rate swap, net of tax of $253, $(827), $1,393	(3,396)	(2,584)	(2,059)
Total other comprehensive income (loss)	15,464	(5,831)	637
Comprehensive income (loss)	$13,869	$(17,882)	$(54,720)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.08)	$(0.35)
Diluted	$(0.01)	$(0.08)	$(0.35)

Weighted average common shares outstanding:
Basic	160,394,418	160,392,805	158,936,251
Diluted	160,394,418	160,392,805	158,936,251
The accompanying notes are an integral part of the consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)	TREASURY STOCK		TOTAL STOCKHOLDER’S EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of December 31, 2022	159,676,150	$1,596	$1,150,168	$(60,873)	$(8,230)	$(150,207)	$(3,000)	$1,079,661
Equity-based compensation expense, net of forfeiture	(201,838)	(1)	28,301	—	—	—	—	28,300
Restricted stock and stock units withheld for tax liabilities	—	—	—	—	—	(286,408)	(6,401)	(6,401)
Common shares issued for employee share-based compensation	810,589	8	(8)	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	(2,059)	—	—	(2,059)
Net loss	—	—	—	(55,357)	—	—	—	(55,357)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,696	—	—	2,696
Balance as of December 31, 2023	160,284,901	1,603	1,178,461	(116,230)	(7,593)	(436,615)	(9,401)	1,046,840
Equity-based compensation expense, net of forfeiture	(5,123)	—	34,774	—	—	—	—	34,774
Restricted stock and stock units withheld for tax liabilities	—	—	—	—	—	(513,083)	(8,783)	(8,783)
Common shares issued for employee share-based compensation	1,464,340	15	(15)	—	—	—	—	—
Common shares issued for contingent consideration	214,692	2	3,705	—	—	—	—	3,707
Change in fair value from interest rate swap, net of tax	—	—	—	—	(2,584)	—	—	(2,584)
Net loss	—	—	—	(12,051)		—	—	(12,051)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,247)	—	—	(3,247)
Balance as of December 31, 2024	161,958,810	1,620	1,216,925	(128,281)	(13,424)	(949,698)	(18,184)	1,058,656
Equity-based compensation expense, net of forfeiture	—	—	33,079	—	—	—	—	33,079
Restricted stock and stock units withheld for tax liabilities	—	—	—	—	—	(547,816)	(5,443)	(5,443)
Common shares issued for employee share-based compensation	1,591,296	16	(16)	—	—	—	—	—
Common shares issued for contingent consideration	455,344	5	5,665	—	—	—	—	5,670
Common shares repurchased	—	—	—	—	—	(3,368,374)	(43,036)	(43,036)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(3,396)	—	—	(3,396)
Net loss	—	—	—	(1,595)	—	—	—	(1,595)
Foreign currency translation adjustment, net of tax	—	—	—	—	18,860	—	—	18,860
Balance as of December 31, 2025	164,005,450	$1,641	$1,255,653	$(129,876)	$2,040	(4,865,888)	$(66,663)	$1,062,795
The accompanying notes are an integral part of the consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(1,595)	$(12,051)	$(55,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,162	68,033	56,071
Amortization of debt issuance costs	568	1,035	1,527
Provision for credit losses	1,144	1,464	684
Equity-based compensation expense	33,079	34,774	28,300
Change in fair value of contingent considerations	(3,597)	8,089	24,118
Goodwill impairment	—	—	46,984
Deferred income taxes	(8,321)	(12,695)	(16,523)
Changes in assets and liabilities
Accounts receivable	428	(16,225)	152
Prepaid and other assets	(902)	(2,873)	711
Accounts payable and accrued expenses, and other liabilities	4,403	(4,765)	(5,607)
Deferred revenue	(3,018)	13,834	28
Other operating activities, net	(1,026)	1,846	1,667
Net cash provided by operating activities	96,325	80,466	82,755
Cash flows from investing activities:
Capital expenditures	(1,760)	(1,625)	(1,777)
Capitalized software development costs	(24,796)	(19,416)	(13,491)
Investment in intangible assets	—	—	(54)
Business acquisitions, net of cash acquired	—	(91,327)	(64,228)
Net cash used in investing activities	(26,556)	(112,368)	(79,550)
Cash flows from financing activities:
Common stock repurchase program	(42,610)	—	—
Proceeds from borrowings on term loan debt	—	6,305	—
Payment of debt issuance costs	—	(1,216)	—
Payments on long-term debt obligations	(2,991)	(2,255)	(3,045)
Payments for business acquisition related contingent consideration	(13,230)	(15,156)	—
Payment of taxes on shares and units withheld for employee taxes	(5,155)	(8,688)	(6,402)
Net cash used in financing activities	(63,986)	(21,010)	(9,447)
Effect of foreign exchange rate changes on cash and cash equivalents	4,426	(2,856)	1,505
Net increase (decrease) in cash, cash equivalents	10,209	(55,768)	(4,737)
Cash and cash equivalents at beginning of year	179,183	234,951	239,688
Cash and cash equivalents at end of year	$189,392	$179,183	$234,951
Supplemental disclosures of cash flow information
Cash paid for interest	$19,133	$22,737	$19,089
Cash paid for taxes	$12,219	$14,658	$19,320
Supplemental schedule of noncash investing and financing activities
Contingent liabilities established in connection with business acquisition	$—	$—	$11,308
Stock issuance or establish liabilities related to business acquisition contingent consideration	$5,670	$3,707	$—
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
(b)    Recently Adopted or Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively for the period ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This ASU seeks to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. In January 2025, the FASB also issued ASU 2025-01 to clarify the effective date. The Company is currently evaluating the impact of the ASU on the disclosures within its consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages and clarifies that the threshold for when an entity is required to start capitalizing software costs is when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the ASU on the consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance in ASC 815. The ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: similar risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, and foreign-currency-denominated debt instrument as hedging instrument and hedged item(dual hedge). The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides recognition, measurement, and presentation guidance for government grants received by business entities. The ASU applies to all business entities except for not-for-profit entities and employee benefit plans that receive a government grant. This ASU is effective for public business entities for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement. This ASU clarifies that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP. It also establishes a comprehensive list in Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP, incorporates a disclosure principle, and improves guidance about information included in and the format of interim financial statements. This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The ASU is effective for public business entities for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the consolidated financial statements.

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
The Company utilizes Monte Carlo or a series of Black-Scholes-Merton options models to estimate the fair value of the contingent consideration liabilities of business acquisitions. Significant inputs used in the fair value measurement of contingent consideration include: expected eligible revenue for the acquired businesses over the relevant measurement periods, the risk profile of the expected eligible revenue for the acquired businesses, the uncertainty regarding the expected eligible revenue for the acquired businesses, the risk-free rate of return, the expected timing at which settlement of the contingent liabilities may occur, and the credit-adjusted discount rate associated with the risk of the Company’s future liability payments. At the acquisition date, the fair value of the contingent consideration liabilities related with eligible revenues was $19,813 for the acquisitions of Vyasa Analytics, LLC (“Vyasa”).
The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2025:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL

	(In thousands)
Assets
Money market funds	$82,496	$—	$—	$82,496
Total assets	$82,496	$—	$—	$82,496

Liabilities
Contingent liabilities	$—	$—	$21,515	$21,515
Interest rate swap liabilities	—	2,322	—	2,322
Total liabilities	$—	$2,322	$21,515	$23,837
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
For the year ended December 31, 2025, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 3 liabilities that were measured at fair value on a recurring basis are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

YEAR ENDED DECEMBER 31, 2025
(In thousands)
Beginning balance at December 31, 2024	$43,939
Payments	(18,900)
Change in fair value	(3,524)
Ending balance at December 31, 2025	$21,515

(e)    Cash and Cash Equivalents
Cash equivalents include highly-liquid investments with maturities of three months or less from the date purchased. At times, cash balances held at financial institutions were in excess of the Federal Deposit Insurance Corporation’s insured limits; however, the Company primarily places its temporary cash with high-credit quality financial institutions. The Company has never experienced losses related to these balances and believes it is not exposed to any significant credit risk on cash.
As of December 31, 2025 and 2024, the carrying values reflected in the consolidated balance sheets reasonably approximated the fair values of cash and cash equivalents due to the short-term maturity of these items.
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the amounts presented in the consolidated statements of cash flows:

	DECEMBER 31,
	2025	2024

	(In thousands)
Cash and cash equivalents	$189,392	$179,183
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
The Company estimates the expected credit losses for accounts receivables using historical loss data adjusted for current economic conditions, including reasonable and supportable forecasts to estimate the relative size of credit losses to be expected. The Company generally writes off a receivable or records a specific allowance for credit losses if the Company determines that the receivable is not collectible. Allowances for credit losses of $2,235 and $2,164, were provided in the accompanying consolidated financial statements as of December 31, 2025 and 2024, respectively.

	DECEMBER 31,
	2025	2024

	(In thousands)
Trade receivables	$94,556	$90,609
Unbilled receivables	10,909	13,454
Other receivables	295	290
Allowance for credit losses	(2,235)	(2,164)
Accounts receivable, net	$103,525	$102,189
The following is a summary of the changes to the allowance for credit losses as of December 31, 2025 and 2024.

	DECEMBER 31,
	2025	2024

	(In thousands)
Beginning balance	$2,164	$1,312
Provision for credit losses	1,144	1,464
Charge-offs, net of recoveries	(1,073)	(612)
Ending balance	$2,235	$2,164
(g)    Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.
Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for computer and office equipment, the shorter of the useful lives of the improvement or the life of the related lease term for leasehold improvements, and one to three years for purchased software. The Company seeks to match the book useful life of assets to the expected productive lives. Assets deemed to be impaired or no longer productive are written down to their net realizable value. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. An impairment loss would be recorded for the excess of the carrying value of the asset over the estimated fair value. There was no impairment of property and equipment for the years ended December 31, 2025, 2024, and 2023.
(h)    Leases
The Company determines if a contract contains a lease at contract inception and whether its classification as either an operating or finance lease at lease commencement. The Company’s current portfolio includes operating leases of real estate. The Company records a lease liability, as of the lease commencement date, in an amount equal to the present value of future fixed payments over the lease term. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. A right-of-use (“ROU”) asset is recorded in an amount equal to the corresponding lease liability adjusted for prepayments, initial directs costs and lease incentives, if applicable. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases of real estate with a lease term of 12 months or less.
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
Lessee's ROU assets under ASC 842 are subject to the FASB ASC Subtopic 360-10 impairment guidance applicable to long-lived assets. For the year ended December 31, 2024, the Company recorded lease abandonment expense of $1,219 and reduced the lease ROU assets for the same amount in connection with the evaluation of the Company's office space footprint. For the year ended December 31, 2025, the Company recorded a net lease abandonment gain of $830, net of the associated termination fee, and derecognized the related lease liabilities in connection with the termination of a lease contract. The abandonment gain and expense are included within the general and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss).
(i)    Software Development Costs
Software development costs are accounted for in accordance with FASB ASC Subtopic 985-20 if the software is to be sold, leased or otherwise marketed, or by FASB ASC Subtopic 350-40 if the software is for internal use. After the technological feasibility of the software has been established (for software to be marketed), or at the beginning of application development (for internal-use software), software development costs, which include primarily salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development (“R&D”) costs incurred prior to the establishment of technological feasibility (for software to be marketed), or prior to application development (for internal-use software), are expensed as incurred. Software development costs are amortized on a product-by-product basis commencing on the date of general release of the products (for software to be marketed) or the date placed in service (for internal-use software). During the years ended December 31, 2025, 2024 and 2023, costs of $25,029, $19,446, and $13,566, respectively, were capitalized related to software development activities. Software development costs for software to be marketed are amortized using the straight-line method over its estimated useful life, which is typically three years. The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows is less than the carrying amount of the asset. An impairment loss would be recorded for the excess of the carrying value of the asset over the estimated fair value. There was no impairment of software development costs for the years ended December 31, 2025, 2024, and 2023.
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
(k)    Goodwill and Other Intangible Assets
As of December 31, 2025, the Company had three reporting units – Certara Data Science Software (“CDS”), the Certara Predictive Technologies reporting unit (“CPT”), and the Certara Drug Development Services reporting unit (“CDDS”), which are within a single operating segment of the Company. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. When testing goodwill for impairment, the Company performs a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair values of the reporting units are less than their carrying amounts. If the Company determines that it is not more-likely-than-not that the fair values of the reporting units are less than their carrying values, no further assessment is performed. If the Company determines that it is more-likely-than-not that the fair values of the reporting units are less than carrying value, the Company proceeds to perform a quantitative goodwill impairment test. If the result of the quantitative test shows that the carrying amount of reporting units exceeds its fair values, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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
For the years ended December 31, 2025, 2024, and 2023, the Company performed annual quantitative assessments of goodwill, with the most recent assessment performed on October 1, 2025. The annual quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit exceeded its carrying value. The Company recorded a goodwill impairment charge of $46,984 for the year ended December 31, 2023. There was no goodwill impairment recorded for the years ended December 31, 2025 and 2024.
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
There were no impairment charges related to intangible assets for the years ended December 31, 2025, 2024, and 2023.
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
For transactions that are not denominated in the local functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each reporting period. Foreign currency transaction gains and losses are included net within comprehensive gain or loss in the consolidated statements of operations and comprehensive income (loss) and resulted in foreign currency gain (losses) of $1,952, $(2,344), and $(638) for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The Company entered into an interest rate swap agreement in May 2022 that pays fixed, receives variable to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025 (“Matured Swap”). During the quarter ended September 30, 2023, the Company and the counterparty amended the floating rate of the swap agreement from term LIBOR to term SOFR due to the cessation of LIBOR. As the swap approached maturity, the Company entered into two additional interest rate swap agreements (“New Swaps”) in the second quarter of 2025, each with a notional amount of $115,000, to continue hedging the interest rate risk associated with the term loan debt. These new swaps also pay fixed interest rates and receive variable rates. The fixed interest rates on the two swaps are 3.62% and 3.64%. Both contracts became effective on August 31, 2025, and will mature on August 31, 2029. The Company designates these swaps as cash flow hedges at hedge inception.
At December 31, 2025 and 2024, Matured Swap had a fair value of $0 and $2,213, respectively. New Swaps had total negative fair value of $2,322 at December 31, 2025. The gross fair value recognized in accumulated other comprehensive income was $(2,322) and $2,213 at December 31, 2025 and 2024, respectively. Interest expense (income) on derivative instruments recognized in the Company’s consolidated statements of operations and comprehensive income (loss) were $(2,871), $(5,751), and $(5,295) for the years ended December 31, 2025, 2024, and 2023, respectively.
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

The notional amounts and fair values, locations of derivative instruments in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

Interest rate swap derivative designated as cash flow hedging instruments:	2025	2024

	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$—	$2,213
Other current liabilities	$533	$—
Other long-term liabilities	$1,789	$—
The net amount of deferred loss related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gain (loss) into earnings over the next twelve months is $533.
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
The Company assessed its uncertain tax positions and determined that a liability of $8,534 and $7,411 was required to be recorded for uncertain tax positions as of December 31, 2025 and 2024, respectively. Uncertain tax positions relate primarily to federal and state R&D credits and certain net operating losses. The Company's policy is to recognize interest and penalties as a component of the provision for income taxes. For December 31, 2025 and 2024, the Company recognized interest of $0.1 million and $0.1 million, respectively, and no penalties. The Company does not anticipate any significant changes to its uncertain tax positions during the next twelve months. U.S. federal income tax returns are generally subject to examination for a period of three years after the filing of the return. However, the Internal Revenue Service can audit the NOLs generated in respective years in the years that the NOLs are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdiction.
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
Contract balances at December 31, 2025, 2024, and 2023 were as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(In thousands)
Contract assets	$10,909	$13,454	$10,405
Contract liabilities	$77,762	$78,878	$61,748
During 2025, the Company recognized revenue of $75,412 related to contract liabilities at December 31, 2024.
The unsatisfied performance obligation as of December 31, 2025 was approximately $147,812. We expect to recognize approximately $120,743 or 81.7% of this revenue over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Under ASC Topic 606, sales commissions paid to the sales force and the related employer payroll taxes, collectively deferred contract acquisition costs, are considered incremental and recoverable costs of obtaining a contract with a customer.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. The costs capitalized are primarily sales commissions for our sales force personnel. Capitalized costs to obtain a contract are amortized on a straight-line basis over the expected period of benefit. Amortization of capitalized costs are included in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss). Capitalized contract acquisition costs were $1,351 and $873 as of December 31, 2025 and 2024, respectively, and were included in prepaid expenses and other current assets in the consolidated balance sheets.
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

Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(In thousands)
Software licenses transferred at a point in time	$72,074	$54,773	$49,754
Software licenses transferred over time	111,201	100,923	81,923
Service revenues earned over time	235,563	229,452	222,660
Total	$418,838	$385,148	$354,337
(r)    Equity-Based Compensation
The Company measures equity-based compensation at fair value and recognizes the expense over the vesting period. Forfeitures are recognized as they occur for all awards. The fair value of restricted stock, restricted stock units, and performance stock units are primarily determined by the market price of our common stock on the date of grant. For performance stock units with market-based conditions or with market-based modifiers, a Monte Carlo simulation model was used to estimate the grant date fair value. Compensation costs for our restricted stock and restricted stock units are recognized on a straight-line basis over the requisite service period. Performance stock units with a graded vesting schedule are recognized using graded vesting attribution approach. A performance stock unit represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance or market performance goals and continued employment during the vesting period. At each reporting period, the Company reassess the probability of the achievement of such corporate performance goals and any increase or decrease in equity-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. For PSUs that include a market condition and no other performance conditions, the effect of the market condition is reflected in the grant-date fair value of the award, and compensation cost attributable to the market condition is recognized regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered.
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
The components of other comprehensive income (loss) consisted of the net of tax foreign currency translation adjustments totaling $18,860, $(3,247) and $2,696, respectively, and the changes in fair value of interest rate swap totaling $(3,396), $(2,584), and $(2,059), respectively, for the years ended December 31, 2025, 2024, and 2023.
(t)    Reclassification
Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At December 31, 2025 and 2024, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of December 31, 2025 and 2024, no customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2025, 2024, and 2023, no customer accounted for more than 10% of the Company’s revenues.
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
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years following the acquisition in cash, not to exceed $2,000. Payments of contingent consideration were based on eligible revenue for the period from July 1, 2023 through June 30, 2025. The fair value of the contingent consideration was estimated to be $790 as of the acquisition date. At December 31, 2024 and 2023, the contingent consideration was remeasured to zero and $132, respectively, resulting in negative fair value adjustments of $132 and $658, respectively, and recorded in G&A on the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2024, the Company no longer had any contingent consideration liabilities related to the DIDB business combination.

Based on the Company’s purchase price allocation, approximately $330, $5,600, $360, and $2,289 of the purchase price were assigned to trademarks, database content/technology, customer relationships and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact the acquisition was treated as an asset acquisition under the relevant sections of the Internal Revenue Code.
Formedix Limited ("Formedix")
On October 10, 2023, the Company completed the acquisition of Formedix, a provider of clinical metadata repository and clinical trial automation software, for total estimated consideration of $41,389. The business combination was not material to the Company’s consolidated financial statements.
The total estimated consideration includes a portion of contingent consideration that is payable over the next two years following the acquisition, in cash, not to exceed $9,000. The fair value of the contingent consideration related to revenue threshold was estimated to be $4,380 as of the acquisition date. Payments of contingent consideration were based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024, respectively. Additionally, the Company agreed to further contingent consideration based on the resolution of certain tax contingencies. In total, the fair value of the contingent consideration was estimated to be $5,161 as of the acquisition date.
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
As of December 31, 2025, the Company no longer had any contingent consideration liabilities related to the Formedix business combination, except for the contingent consideration associated with tax contingencies, which amounted to $464.
Applied BioMath, LLC ("ABM")
On December 12, 2023, the Company completed the acquisition of ABM, an industry leader in providing model-informed drug discovery and development support to help accelerate and de-risk therapeutic research and development, for total estimated consideration of $36,594. The business combination was not material to the Company’s consolidated financial statements.
Based on the Company’s purchase price allocation, approximately $4,600, $800, $13,700 and $15,872 of the purchase price were assigned to developed technology, non-compete agreements, customer relationships and goodwill, respectively. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes due to the fact the Company treated the acquisition as an asset acquisition under the relevant sections of the IRS.
The total consideration includes a portion of contingent consideration that is payable over the next two years following the acquisition in cash, not to exceed $17,550. Payments of contingent consideration were based on achieving certain eligible revenue targets for each of the twelve-month periods ended December 31, 2023 and 2024. The fair value of the contingent consideration was estimated to be $5,357 as of the acquisition date. For the year ended December 31, 2024, the Company paid contingent consideration of $4,730. At December 31, 2024 and 2023, the contingent consideration was remeasured to zero and $5,380, resulting in fair value adjustments of $(650) and $23, respectively. These adjustments were recorded in G&A expenses on the accompanying consolidated statement of operations and comprehensive income (loss). As of December 31, 2024, the Company no longer had any contingent consideration liabilities related to the ABM business combination,
The contingent considerations for all acquisitions were classified as liability and included in accrued expense and other long-term liabilities on the Company’s consolidated balance sheet. The contingent consideration related to eligible revenues that are remeasured on a recurring basis at fair value for each reporting period. Any changes in the fair value of these contingent liabilities are included in the earnings in the consolidated statements of operations and comprehensive income (loss).
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
The following table summarizes the fair value of the consideration paid as well as the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Fair value of consideration:	Chemaxon
Cash paid to sellers	$87,401
Cash paid to escrow	9,000
Total consideration	$96,401

Assets acquired and liabilities assumed:
Cash and cash equivalents	$4,543
Intangible assets	50,230
Goodwill**	46,483
All other assets*	6,633
Deferred revenue	(4,051)
Deferred income taxes**	(3,788)
All other liabilities*	(3,649)
Net assets acquired	$96,401

*    All other assets includes accounts receivable, prepaid expense, operating right of use assets, etc.; All other liabilities include accounts payable, operating lease liabilities, accrued expense.

** During the first half of 2025, the Company recorded a $2,947 adjustment to goodwill and deferred tax balances related to the Chemaxon acquisition, reflecting updates to the purchase price allocation.
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

	DECEMBER 31,
	2025	2024

	(In thousands)
Prepaid expenses	$8,335	$8,315
Income tax receivable	5,388	9,341
Research and development tax credit receivable	7,352	7,554
Current portion of interest rate swap asset	—	2,213
Other current assets	1,127	2,057
Prepaid expenses and other current assets	$22,202	$29,480
Other long-term assets consisted of the following:

	DECEMBER 31,
	2025	2024

	(In thousands)
Long-term deposits	$1,157	$1,457
Deferred financing cost	485	574
Total other long-term assets	$1,642	$2,031

6.    Property and Equipment
Property and equipment consisted of the following:

	DECEMBER 31,
	2025	2024

	(In thousands)
Computer and office equipment	$4,937	$5,161
Furniture	1,862	1,686
Purchased software for internal use	262	219
Leasehold improvements	495	970
Property and equipment	7,556	8,036
Less: Accumulated depreciation and amortization	(5,703)	(5,869)
Property and equipment, net	$1,853	$2,167
Depreciation and amortization expense was $2,163, $1,994, and $1,552 for the years ended December 31, 2025, 2024, and 2023, respectively.
7.    Goodwill and Intangible Assets
The following table presents the Company’s intangible assets (other than goodwill) and the related amortization:

	WEIGHTED AVERAGE AMORTIZATION PERIOD (IN YEARS)	DECEMBER 31, 2025			DECEMBER 31, 2024
		GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET

	(In thousands)
Acquired software	9.60	$200,818	$(65,925)	$134,893	$193,257	$(46,261)	$146,996
Capitalized software development costs	2.51	101,196	(64,739)	36,457	74,684	(46,756)	27,928
Non-compete agreements	3.17	2,748	(1,953)	795	2,634	(1,630)	1,004
Trade names	12.11	59,998	(21,748)	38,250	59,461	(18,472)	40,989
Customer relationships	7.39	498,341	(261,284)	237,057	493,815	(225,549)	268,266
Patents	2.00	179	(155)	24	172	(141)	31
Total		$863,280	$(415,804)	$447,476	$824,023	$(338,809)	$485,214
Amortization expense for intangible assets was $73,000, $66,039, and $54,519 for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense of $18,607, $14,440, and $10,546 was recorded in cost of revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
The remaining amortization of $54,393, $51,599, and $43,973 was recorded in operating expenses for the years ended December 31, 2025, 2024, and 2023, respectively.

Based on the current amount of intangibles subject to amortization, the estimated annual amortization expense for each of the succeeding five years and thereafter is as follows:

	ACQUIRED SOFTWARE	CAPITALIZED SOFTWARE DEVELOPMENT COSTS	NON- COMPETE AGREEMENTS	TRADE NAMES	PATENTS	CUSTOMER RELATIONSHIPS	TOTAL

	(In thousands)
2026	$18,158	$16,606	$268	$3,269	$12	$33,669	$71,982
2027	16,244	12,294	248	3,269	12	33,669	65,736
2028	16,034	7,557	224	3,269	—	33,669	60,753
2029	15,861	—	55	3,269	—	33,669	52,854
2030	15,314	—	—	3,269	—	33,401	51,984
Thereafter	53,282	—	—	21,905	—	68,980	144,167
Total	$134,893	$36,457	$795	$38,250	$24	$237,057	$447,476
Goodwill
The goodwill impairment test is performed at least annually at the reporting unit level. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. For the years ended December 31, 2025, 2024, and 2023, the Company performed annual quantitative assessments of goodwill, with the most recent assessment performed on October 1, 2025. The annual quantitative assessments resulted in no impairment as the estimated fair value of each reporting unit exceeded its carrying value.
During the third quarter of 2023, the Company performed interim goodwill impairment tests for the prior regulatory writing reporting unit, which was integrated into the CDDS at the end of third quarter 2023. The fair value of the regulatory writing reporting unit was determined to be less than its carrying value, resulting in a goodwill impairment charge of $46,984 for the reporting unit. The fair value of that reporting unit was estimated using a combination of the discounted cash flow method and the guideline public company method. The decline in the fair value of the regulatory writing reporting unit was driven by revised revenue growth and profitability forecasts resulting from certain reductions in our financial planning assumptions. These reductions were primarily attributable to a decrease in demand from certain customer groups for the legacy reporting unit. As the result, the Company recorded impairment charges of $46,984 for the year ended December 31, 2023. The Company did not recognize any goodwill impairment charges for the years ended December 31, 2025 and 2024.
A reconciliation of the change in the carrying value of goodwill is as follows:

(In thousands)
Balance, December 31, 2023	$716,333
Goodwill associated with 2024 business acquisitions	46,483
Foreign currency translation	(5,778)
Balance, December 31, 2024	757,038
Goodwill adjustment associated with 2024 business acquisitions	2,947
Tax adjustment to goodwill associated with previous business acquisitions	(402)
Foreign currency translation	13,728
Balance, December 31, 2025	$773,311

8.    Accrued Expenses and Other Long-Term Liabilities
Accrued expenses consist of the following:

	DECEMBER 31,
	2025	2024

	(In thousands)
Accrued compensation	$36,975	$31,045
Legal and professional accruals	5,608	2,886
Interest payable	54	51
Income taxes payable	1,429	430
Short-term contingent considerations	21,979	20,887
Other	1,086	1,152
Total accrued expenses	$67,131	$56,451

Other long-term liabilities consist of the following:

	DECEMBER 31,
	2025	2024

	(In thousands)
Uncertain tax position liability	$3,328	$1,718
Long - term contingent consideration	—	23,581
Interest rate swap liabilities- long term	1,789	—
Total other long-term liabilities	$5,117	$25,299

9.    Long-Term Debt and Revolving Line of Credit
The Company has been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility (as amended, the “Credit Agreement”). On June 26, 2024, the Company entered into the Fifth Amendment to its Credit Agreement (the “Fifth Amendment”), which primarily (1) amended the principal amount of the term loan (the “Term Loan”) to $300,000 and its maturity date to June 26, 2031; and (2) extended the termination date of the $100,000 revolving credit commitment (the “Revolving Facility”) to June 26, 2029. On October 16, 2025, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), which primarily refinanced the existing principal amount of the term loan with $296,250 principal amount of replacement term loans with the same maturity date of June 26, 2031 and reduced the applicable rate with respect to the term loans under the Credit Agreement. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contains various financial and nonfinancial covenants.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Company, either (i) the Term Secured Overnight Financing Rate (“SOFR”) rate, with a floor of 0.00% plus an applicable margin rate of 2.75% for the replacement Term Loans and between 3.50% and 2.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio, or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 1.75% for the replacement Term Loans or between 2.50% and 1.75% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%, and (c) the Term SOFR rate plus 1.00%. Additionally, the Company is obligated to pay a commitment fee of the unused amount and other customary fees.

As of each of December 31, 2025 and 2024, available borrowings under the revolving lines of credits were $100,000.
The effective interest rate was 7.27% and 8.68% for the years ended December 31, 2025 and 2024, respectively, for the Credit Agreement. As discussed previously, the Company entered into interest rate swap agreements that fixed the interest rate.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $21,611, $25,785, and $26,202 for the years ended December 31, 2025, 2024, and 2023, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $53 and $61 at December 31, 2025 and 2024, respectively, and is included in accrued expenses. Interest incurred on the Credit Agreement with respect to the revolving line of credit was $295, $303, and $257 for the years ended December 31, 2025, 2024, and 2023, respectively. There was $1 accrued interest payable on the revolving line of credit as of each of December 31, 2025 and 2024.
Long-term debt consists of the following:

	DECEMBER 31,
	2025	2024

	(In thousands)
Term loans	$295,509	$298,500
Revolving line of credit	—	—
Less: debt issuance costs	(2,415)	(3,075)
Total	293,094	295,425
Current portion of long-term debt	(2,963)	(3,000)
Long-term debt, net of current portion and debt issuance costs	$290,131	$292,425
The principal amount of long-term debt outstanding as of December 31, 2025, matures in the following years:

	2026	2027	2028	2029	2030	Thereafter	TOTAL
	(In thousands)
Maturities	$2,963	$2,963	$2,963	$2,963	$2,963	$280,694	$295,509
The Credit Agreement requires the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2025, the Company was not required to make a mandatory prepayment on the term loan. The Company is required to make a quarterly principal payment of $741 on the term loan starting December 31, 2025.
The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.
10.    Employee Benefit Plan
The Company established a defined contribution 401(k) plan covering all U.S. employees who are at least 21 years of age and who meet IRS requirements for plan eligibility. Employees may contribute/defer a salary amount between 1% to 100% of eligible compensation up to IRS limits or further limited by law. In addition, based on IRS guidelines, certain employees are eligible to make an additional catch-up contribution. Employees are considered catch-up eligible with respect to a plan year if the participant turns age 50 by the end of the calendar year in which the plan year ends and meets IRS guidance. Catch-up contributions and guidance for eligibility are determined and set by the IRS annually. The Company matches employee contributions for a percentage of the employee’s deferral, not to exceed the first 6% of each employee’s compensation.
The Company operates a Group Personal defined contribution pension plan (“Plan”) covering all U.K. employees. Eligible employees are automatically enrolled into the Plan if they are at least 22 years of age, earn more than £10 per year, and are below State Pension Age. Employees aged between 16 and 75 who do not meet the auto-enrollment criteria may elect to join the Plan. Employees may contribute to their individual pension accounts and access their benefits at retirement in accordance with applicable legislation. The Company contributes 8% of salary for employees who are members of the Plan, which exceeds the minimum employer contribution requirements under U.K. auto-enrollment legislation.
The 401(k) and plan contributions made by the Company in the aggregate were $6,387, $5,924, and $5,382 for the years ended December 31, 2025, 2024, and 2023, respectively.
11.    Commitments and Contingencies
In connection with certain of the Company's business acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. Furthermore, the Company agreed to pay additional contingent consideration related to a business acquisition, contingent on the resolution of certain tax-related contingencies. For the year ended December 31, 2025, the Company paid contingent consideration of $18,900, consisting of $13,230 in cash and $5,670 in Company stock. The total contingent liabilities were $21,979 and $44,468 at December 31, 2025 and 2024, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's consolidated balance sheet.

Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on the consolidated financial statements as of December 31, 2025.
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
Share-based compensation for the restricted stock exchanged for the time-based Class B Units is recognized on a straight-line basis over the requisite service period of the award, which is generally five years. Share-based compensation for the restricted stock exchanged for the performance-based Class B Units is recognized using the accelerated attribution approach. As of December 31, 2025, all of the Company’s restricted stock had fully vested, and no restricted stock remained outstanding.
A summary of the restricted stock activities as of and for the year ended December 31, 2025 is shown below:

	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested restricted stock as of December 31, 2024	157,486	$22.94
Granted	—	—
Vested	(157,486)	22.94
Forfeited	—	—
Non-vested restricted stock as of December 31, 2025	—	$—
The Company did not authorize or issue any restricted stock during the year ended December 31, 2025. Equity-based compensation expense related to the restricted stock exchanged for performance-based Class B Units was $160, $668 and $801 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, all compensation expense related to the awards had been fully recognized.
Equity-based compensation expense related to the time-based restricted stock was $321, $928 and $1,313 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, all compensation expense related to the awards had been fully recognized.
2020 Incentive Plan
In order to align the Company’s equity compensation program with public company practices, the Company’s Board of Directors adopted and stockholders approved the 2020 Incentive Plan. The 2020 Incentive Plan allows for grants of non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, directors, officers, and consultants or advisors of the Company. The 2020 Incentive Plan allows for 20,000,000 shares (the “plan share reserve”) of common stock to be issued. No more than the number of shares of common stock equal to the plan share reserve may be issued in the aggregate pursuant to the exercise of incentive stock options. The maximum number of shares of common stock granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1,000,000 in total value, except for certain awards made to a non-executive chair of our Board of Directors. At December 31, 2025, there were 10,668,660 shares reserved for future issuance.
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
Restricted Stock Units (“RSUs”)
RSUs represent the right to receive shares of the Company’s common stock at a specified date in the future. During the year ended December 31, 2025, the Company granted 2,243,111 RSUs under the 2020 Incentive Plan that generally vest over an average three-year period. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.

A summary of the Company’s RSU activity is as follow:

	UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2024	3,204,589	$19.61
Granted*	2,243,111	11.15
Vested**	(1,493,798)	19.73
Forfeited	(533,340)	16.88
Cancelled*	(62,381)	11.69
Non-vested RSUs as of December 31, 2025	3,358,181	$14.48

* The majority of shares granted during 2025 were issued under the 2020 Incentive Plan. During the year ended December 31, 2025, the Company modified awards for recipients, resulting in 62,381 shares assumed to be granted, vested, and cancelled for accounting purposes.
** The number of the RSUs vested included 528,970 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
The weighted-average grant date fair values per share of RSUs granted during 2025, 2024, and 2023 were $11.15, $17.62, and $23.35, respectively. The total fair value of RSUs vested during 2025, 2024, and 2023 were $29,473, $30,723, and $20,261, respectively.
Equity-based compensation expense related to the RSUs was $26,043, $31,582 and $26,734 for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, the total unrecognized equity-based compensation expense related to outstanding RSUs was $30,322, which is expected to be recognized over a weighted-average period of 20.8 months.
Performance Restricted Stock Units (“PSUs”)
PSUs are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions, market conditions, and the achievement of certain performance thresholds for individual PSU plans including year-over-year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2023, 2024 and 2025 also contain market condition.
Equity-based compensation for the PSUs is recognized in accordance with ASC 718. Equity-based compensation cost for PSUs with performance conditions is recognized only to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. PSUs granted in 2023 and 2024 also contain market condition. For PSUs that include a market condition and no other performance conditions, the effect of the market condition is reflected in the grant-date fair value of the award, and compensation cost attributable to the market condition is recognized regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered.

A summary of the Company's PSU activity as of and for the year ended December 31, 2025 is as follows:

	UNITS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2024	645,377	$20.95
Granted	1,193,244	9.97
Vested*	(211,236)	13.46
Forfeited	(232,059)	10.96
Cancelled	(201,138)	22.13
Non-vested PSUs as of December 31, 2025	1,194,188	$13.05

* The number of the PSUs vested included 18,846 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
The weighted-average grant date fair values per share of PSUs granted during 2025, 2024, and 2023 were $9.97 and $18.98, and $27.00, respectively. The total fair values of PSUs vested were $2,843, $2,437, $5,269 during 2025, 2024 and 2023, respectively.
Equity-based compensation expense related to the PSUs was $6,555, $1,279, and $(1,531) for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, the total unrecognized equity-based compensation expense related to outstanding PSUs was $3,735, which is expected to be recognized over a weighted-average period of 17.8 months.
The grant date fair values for PSU 2023, 2024, and 2025 were determined based on Monte Carlo price model and the valuation assumptions noted in the following table.

Year Ended December 31,
	2025	2024	2023

Expected dividend yield	—	—	—
Volatility	50.9% - 52.5%	52.2% - 54.7%	61.4% - 61.9%
Expected term (years)	2.33 - 2.86	1.78 - 2.78	2.54 - 2.74
Risk-free interest rate	3.51%- 3.91%	4.36% - 4.64%	3.89% - 4.29%

Equity-based compensation expense
The following table summarizes the components of total equity-based compensation expense included in the consolidated statements of operations and comprehensive income (loss) for each period presented:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(In thousands)
Cost of revenues	$12,205	$13,323	$11,545
Sales and marketing	4,365	3,481	1,763
Research and development	3,779	5,233	6,316
General and administrative expenses	12,730	12,737	8,676
Total	$33,079	$34,774	$28,300

The tax benefit related to compensation expense was $3,078, $5,051, and $3,797 for the years ended December 31, 2025, 2024, and 2023.
13.    Leases
The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms from less than one to nine years.
Operating lease ROU assets are included in other assets in the consolidated balance sheets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the consolidated balance sheets.
The following table presents information about the operating lease right-of-use assets and lease liabilities as well as lease term and discount rates:

Lease right-of-use assets, lease liabilities, lease term and discount rate:	December 31, 2025	December 31, 2024

	(In thousands)
Lease right of use assets
Operating leases	$11,939	$13,841
	$11,939	$13,841
Lease liabilities
Current
Operating leases	$3,920	$5,306
Noncurrent
Operating leases	8,438	11,166
	$12,358	$16,472

	For the year ended December 31, 2025	For the year ended December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	5.8	5.4
Weighted-average discount rate:
Operating leases	5.8%	5.5%
The components of total lease cost were as follows:

	December 31, 2025	December 31, 2024

	(In thousands)
Operating lease cost	$4,602	$5,454
Short-term lease cost	534	453
Variable lease cost	1,115	(7)
Sublease income	(314)	(217)
Total lease cost	$5,937	$5,683

Supplemental cash flow and non-cash flow information was as follows:

	December 31, 2025	December 31, 2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,983	$4,684
Financing cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for new and remeasured operating leases	$1,037	$5,912
Right-of-use assets obtained through acquisition	$—	$2,052
The following table summarizes by year the maturities of our minimum lease payments as of December 31, 2025.

LEASES

(In thousands)
Year ending December 31,
2026	$4,125
2027	3,116
2028	1,301
2029	1,180
2030	1,100
Thereafter	4,108
Total future lease payments	14,930
Less: imputed interest	(2,572)
Total	$12,358

Lease abandonment
For the year ended December 31, 2024, the Company recorded lease abandonment expense of $1,219 and reduced the lease ROU assets for the same amount in connection with the evaluation of the Company's office space footprint. For the year ended December 31, 2025, the Company recorded a net lease abandonment gain of $830, net of the associated termination fee, and derecognized the related lease liabilities in connection with the termination of a lease contract. The abandonment gain and expense are included within the general and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss).
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

The following table summarizes revenue by geographic area:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(In thousands)
Revenue(1):
Americas	$291,601	$281,493	$265,063
EMEA	92,629	76,567	63,567
Asia Pac	34,608	27,088	25,707
Total	$418,838	$385,148	$354,337
__________________________________
(1)Revenue is attributable to the countries based on the location of the customer
Long-lived assets, defined as the net ROU assets and net Property, Plant, and Equipment, excluding goodwill and net intangible assets, by geographic area as of December 31, 2025 and 2024 are presented as follows:

	DECEMBER 31,
	2025	2024

	(In thousands)
Long-Lived Assets, net:
Americas	$8,353	$9,546
EMEA	5,208	5,605
Asia Pac	231	857
Total	$13,792	$16,008

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses.

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
	(In thousands)
Revenues	$418,838	$385,148	$354,337
Less:
Employee expense-non equity	238,879	221,379	187,035
Equity-based compensation expense	33,079	34,774	28,300
Equipment and software expense	17,237	13,990	11,528
Direct cost of revenues	7,070	5,310	4,399
Professional services expense	29,271	25,216	27,192
Change in fair value of contingent consideration	(3,597)	8,089	24,118
Depreciation and amortization expense	75,162	68,033	56,071
Goodwill impairment expense	—	—	46,984
Other segment expense(a)	(5,617)	4,021	937
Interest expense	19,738	21,520	22,916
Income tax expense	9,211	(5,133)	214
Segment net income	$(1,595)	$(12,051)	$(55,357)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—

Consolidated net income	$(1,595)	$(12,051)	$(55,357)
(a) Other segment expense items included in segment net income include facilities related expense, marketing, travel, insurance, foreign currency exchange gains and losses, and other overhead expense.

15.    Income Taxes
The components of income (loss) before income taxes were as follows:

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(In thousands)
Domestic	$7,491	$(15,443)	$(60,587)
Foreign	125	(1,741)	5,444
Total	$7,616	$(17,184)	$(55,143)

The components of provision for (benefit from) income taxes were as follows:

	DECEMBER 31,
	2025	2024	2023

	(In thousands)
Current tax provision
Federal	$5,706	$(1,675)	$3,986
State and local	2,216	2,169	3,976
Foreign	9,610	7,068	8,775
Total current	17,532	7,562	16,737
Deferred tax benefit
Federal	(4,429)	(6,977)	(10,957)
State and local	123	(2,934)	(2,835)
Foreign	(4,015)	(2,784)	(2,731)
Total deferred	(8,321)	(12,695)	(16,523)
Total provision (benefit)	$9,211	$(5,133)	$214

The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. Following is the reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense.

	Year Ended December 31, 2025
	(In thousands, except for percentage)
Earnings from continuing operations, before income tax expense	$7,616

U.S. Federal Statutory Tax Rate	$1,599	21.0%
United States
State and Local Income Taxes*	1,689	22.2%
Federal
Effect of Cross-Border Tax Laws
FDII	(1,028)	(13.5)%
GILTI	271	3.6%
Tax Credits
R&D credit	(1,296)	(17.0)%
Foreign Tax Credit	(9,159)	(120.3)%
Changes in Valuation Allowances	4,217	55.4%
Nontaxable or Nondeductible Items
Equity Compensation	2,823	37.1%
Officers Compensation	1,315	17.3%
Other Nontaxable or Nondeductible Items	2,935	38.5%
Other Permanent Differences	97	1.3%
Other Adjustments	(338)	(4.5)%
Canada
Investment tax credit	(1,153)	(15.1)%
Other	(55)	(0.7)%
Hungary
Effect of Rates Different than Statutory	832	10.9%
Other	(43)	(0.6)%
United Kingdom
Effect of Rates Different than Statutory	7,551	99.1%
Other Nontaxable or Nondeductible Items	(2,068)	(27.2)%
Other	(109)	(1.4)%
Other Foreign Jurisdictions	613	8.0%
Changes in Unrecognized Tax Benefits	518	6.8%
Income Tax Expense	$9,211	120.9%

*    State taxes in California, Maryland, Massachusetts, New Jersey, Pennsylvania made up the majority of the tax effect in this category.
The effective income tax rate was 29.87% and (0.39)% for the years ended December 31, 2024 and 2023, respectively. The primary reconciling items between the statutory income tax rate of 21% and the effective income tax rate were as a result of the following:

	DECEMBER 31,
	2024		2023

	(In thousands, except for percentage)
Tax at U.S. federal statutory rate	$(3,611)	21.00%	$(11,580)	21.00%
State taxes, net of federal benefit	(1,201)	6.98%	136	(0.25)%
Foreign rate differential	4,940	(28.73)%	4,552	(8.26)%
Permanent items	(1,944)	11.31%	5,205	(9.44)%
Equity compensation	2,738	(15.91)%	1,582	(2.87)%
GIL TI inclusion	1,442	(8.38)%	2,374	(4.30)%
Tax credits	(7,969)	46.34%	(10,031)	18.19%
Rate change	—	—%	(237)	0.43%
Other adjustments	2,304	(13.40)%	4,148	(7.52)%
Return to provision adjustments	820	(4.76)%	(1,288)	2.34%
Valuation allowance	(2,652)	15.42%	5,353	(9.71)%
Effective tax rate	$(5,133)	29.87%	$214	(0.39)%
Below is a summary of income taxes paid by jurisdiction for the year ended December 31, 2025:

Year Ended December 31, 2025
(Dollars in thousands)
Income tax payments( net of refunds)
United States:
U.S. Federal	$(1,079)
U.S. State:
Massachusetts	1,300
Other states	1,823
Total U.S. State	3,123
Total United States	2,044
Foreign:
United Kingdom	8,853
Other	1,322
Total Foreign	10,175
Total tax payment	$12,219

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	DECEMBER 31,
	2025	2024

	(In thousands)
Deferred tax assets
Accounts receivable	$570	$570
Accrued compensation	4,990	4,191
Accrued expenses	399	15
Deferred revenue	—	286
Net operating loss carryforwards	13,517	12,448
R&D credit carryforward	5,476	4,171
Foreign tax credits	15,684	12,045
Equity based compensation	4,433	4,366
Other assets	2,340	1,303
Interest expense	418	1,080
Lease liability	2,692	3,362
Interest rate hedge	574	—
Section 174	20,106	16,975
Total gross deferred tax asset	71,199	60,812
Less: Valuation allowance	(29,425)	(24,023)
Net deferred tax asset	41,774	36,789
Deferred tax liabilities
Property, equipment, and other long-lived assets	(93)	(146)
Goodwill and intangible assets	(67,238)	(68,314)
Prepaid expenses	(956)	(1,352)
Interest rate hedge	—	(567)
Right-of-use (ROU) Asset	(2,333)	(2,643)
Deferred revenue	(34)	—
Other liabilities	(243)	(226)
Total gross deferred tax liability	(70,897)	(73,248)
Net deferred tax liability	$(29,123)	$(36,459)

The net change in the total valuation allowance resulted in an increase of $5,402 in 2025 compared to a decrease of $7,477 in 2024. The valuation allowance is determined separately for each jurisdiction. A U.S. valuation allowance was required against the foreign tax credit carryforward. At the foreign subsidiaries, the valuation allowance was primarily related to foreign net operating losses that, in the judgment of management, are not more likely than not to be realized.
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and carryforward attributes can be utilized. Management considered the reversal of deferred tax liabilities in making this assessment. Management believes it is more likely than not that the

Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance, at December 31, 2025.
At December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,191, some of which will expire if unused in years 2035 through 2036. Additionally, the Company had net operating loss carryforwards for state income tax purposes of approximately $3,475, which will expire if unused in years 2029 through 2041. The Company had foreign net operating loss carryforwards of $87,341 which will expire if unused starting in tax year 2025.
December 31, 2025, the Company also had $148 of federal research and development credits that will expire if unused in years 2027 through 2028 and $250 of foreign research and development credits that will expire if unused by 2029. Additionally, the Company had $20 of state research and development credits that will expire if unused by 2040. The Company also had foreign tax credits of $14,617 that will expire if unused in years 2027 through 2035, and Canadian investment tax credits of $5,226, which will expire if unused in years 2034 through 2044.
The Company has net operating losses and tax credits that are subject to limitation under Internal Revenue Code Section 382 and Section 383 due to changes in ownership. The Company has analyzed the realizability of these tax attributes carried forward and has recorded deferred tax assets for the attributes that meet the more-likely-than-not realizability threshold.
Foreign undistributed earnings were considered permanently invested, therefore no provision for US income taxes was accrued as of December 31, 2025 and 2024, with the exception of the withholding tax liability of $168 on the potential repatriation from Certara Canada Corporation.
The Company assessed its uncertain tax positions and determined that a liability of $8,534 and $7,411 was required to be recorded for uncertain tax positions as of December 31, 2025 and 2024, respectively. Uncertain tax positions relate primarily to federal and state R&D credits and certain net operating losses. The Company's policy is to recognize interest and penalties as a component of the provision for income taxes. For December 31, 2025 and 2024, the Company recognized interest of $0.1 million and $0.1 million, respectively and no penalties. The Company does not anticipate any significant changes to its uncertain tax positions during the next twelve months.
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(In thousands)
Balance at December 31, 2023	$2,708
Additions for tax positions related to the current year	509
Additions for tax positions of prior years	$5,312
Reductions for tax positions of prior years	(14)
Reductions related to settlements with taxing authorities	(1,104)
Balance at December 31, 2024	$7,411
Additions for tax positions related to the current year	547
Additions for tax positions of prior years	623
Reductions for tax positions of prior years	(47)
Balance at December 31, 2025	$8,534
The uncertain tax positions, inclusive of interest and exclusive penalties, were $8,534 and $7,411 as of December 31, 2025 and December 31, 2024, respectively, which also represents potential tax benefits that if recognized, would impact the effective tax rate.

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
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. The Company does not expect this to apply until the Company meets the minimum global revenue threshold.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes changes to U.S. tax law such as significant amendments to the U.S. federal income tax code. Key provisions include the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions.The Company is continuing to evaluate the impact of OBBBA.
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

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

	(In thousands, except per share and share data)
Basic earnings per share
Net income (loss) available to common shareholders	$(1,595)	$(12,051)	$(55,357)
Basic weighted-average common shares outstanding	160,394,418	160,392,805	158,936,251
Basic earnings per common share	$(0.01)	$(0.08)	$(0.35)

Diluted earnings per share
Net income available to common shares	$(1,595)	$(12,051)	$(55,357)
Basic weighted-average common shares outstanding	160,394,418	160,392,805	158,936,251
Dilutive potential common shares*	—	—	—
Diluted weighted-average common shares outstanding	160,394,418	160,392,805	158,936,251
Diluted earnings per common share	$(0.01)	$(0.08)	$(0.35)
__________________________________
*    For the years ended December 31, 2025, 2024, and 2023, the Company excluded the restricted stock, RSUs, and PSUs from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2025 included in this Annual Report, has also audited the effectiveness of Certara’s internal control over financial reporting as of December 31, 2025 and has issued an attestation report on such internal control over financial reporting. The report of RSM US LLP is included under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On February 24, 2026, the Board, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, voted to appoint Arjun Bedi as a Class III director of the Board and a member of the Audit Committee of the Board, effective immediately. In connection with the appointment of Mr. Bedi, the size of the Board was increased from ten (10) to eleven (11) directors. Mr. Bedi was appointed to serve as a member of the Board until the 2026 annual meeting of stockholders and his successor is duly elected and qualified, or until his earlier death, disqualification or removal.
Mr. Bedi will receive compensation as a non-employee director in accordance with the Company’s non-employee director compensation policy described in “Board and Governance Practices − Director Compensation” of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 8, 2025. The Company intends to enter into an indemnification agreement with Mr. Bedi substantially similar to the indemnification agreements the Company has entered into with other members of the Board.
There are no family relationships between Mr. Bedi and any of the directors or executive officers of the Company, and there are no transactions in which Mr. Bedi has a direct or indirect material interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Mr. Bedi and any other person pursuant to which Mr. Bedi was selected as a director of the Company.
(b) Director and Officer 10b5-1 Trading Arrangements
Our directors and officers may adopt written plans, referred to as Rule 10b5-1 plans, in which they arrange with a broker to buy or sell our common stock on a periodic basis. Under a Rule 10b5-1 plan, the broker executes trades based on parameters established by the director or officer when the plan is created, without further input from them. These plans are intended to meet the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. For the three months ended December 31, 2025, no director or officer of the Company initiated or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
The remaining information required under this item is incorporated herein by reference to our definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which Proxy Statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.
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
(3)List of Exhibits required by Item 601 of Regulation S-K
Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8-K	001-39799	2.1	8/5/2021
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of Certara, Inc.	10-K	001-39799	3.2	2/26/2025
3.3	Second Amended and Restated Bylaws of Certara, Inc.	10-Q	001-39799	3.3	08/06/2025
4.1	Form of Stock Certificate for Common Stock	S-1/A	333-250182	4.1	12/03/2020
4.2	Description of Certara, Inc.’s Securities	10-K	001-39799	4.2	3/15/2021
10.1	Credit Agreement, dated as of August 15, 2017, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.3	11/18/2020
10.2	First Amendment, dated as of January 24, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., EQT Avatar Intermediate, Inc., Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.4	11/18/2020

10.3	Second Amendment, dated as of April 3, 2018, to the Credit Agreement, among Certara Holdings, Inc. (f/k/a EQT Avatar Holdings, Inc.), Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc. (f/k/a EQT Avatar Intermediate, Inc.), Jefferies Finance LLC, as Administrative Agent and Issuing Bank, Golub Capital LLC as Issuing Bank and each lender from time to time party thereto	S-1/A	333-250182	10.5	11/18/2020
10.4	Third Amendment, dated as of June 17, 2021, to the Credit Agreement, among Certara Holdings, Inc., Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc., Bank of America, N.A., as Administrative Agent for the lenders from time to time party thereto and collateral agent for the secured parties thereunder	8-K	001-39799	10.1	6/22/2021
10.5	LIBOR Transition Amendment.	10-Q	001-39799	10.1	8/9/2023
10.6	Fifth Amendment, dated as of June 26, 2024, to the Credit Agreement, dated as of August 15, 2017, among Certara Holdings, Inc., Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc. Bank of America, N.A., as Administrative Agent for the lenders from time to time party thereto and collateral agent for the secured parties thereunder.	8-K	001-39799	10.1	6/26/2024
10.7	Sixth Amendment, dated as of October 16, 2025, to the Credit Agreement, dated as of August 15, 2017, among Certara Holdings, Inc., Certara Holdco, Inc., Certara USA, Inc., Certara Intermediate, Inc., and Bank of America, N.A. as Administrative Agent for the Lenders from time to time party thereto and collateral agent for the secured parties thereunder	8-K	001-39799	10.1	10/16/2025
10.8	Loan Guaranty, dated as of August 15, 2017, by and among the Loan Guarantors, as defined therein, and Jefferies Finance LLC, as Administrative Agent	S-1/A	333-250182	10.6	11/18/2020
10.9	Pledge and Security Agreement, dated as of August 15, 2017, by and among the Grantors, as defined therein, and Jefferies Finance LLC, as Agent	S-1/A	333-250182	10.7	11/18/2020
10.10	Loan Agreement, dated as of July 6, 2017, between Santo Holding (Deutschland) GmbH and Certara, Inc. (f/k/a EQT Avatar Topco, Inc.)	S-1/A	333-250182	10.8	11/18/2020
10.11	Form of Indemnification Agreement between Certara, Inc. and directors and executive officers of Certara, Inc.	S-1/A	333-250182	10.9	11/25/2020
10.12*	Employment Agreement, dated as of May 14, 2019, by and among EQT Avatar Parent L.P., Certara USA, Inc. and William Feehery	S-1/A	333-250182	10.10	11/18/2020
10.13*	Employment Agreement, dated September 26, 2018 between Certara UK Limited and Robert Aspbury	10-K	001-39799	10.21	3/1/2022
10.14*	Employment Agreement, dated as of July 20, 2020, between Certara USA, Inc. and Leif E. Pedersen	10-K	001-39799	10.12	3/15/2021

10.15*	Employment Agreement, dated as of September 2, 2016, between D3 MEDICINE LLC, Certara USA, Inc. and Patrick Smith	10-K	001-39799	10.12	3/1/2023
10.16*	Amended and Restated Employment Agreement dated as of November 7, 2023 between Certara Inc. and John E. Gallagher	10-Q	001-39799	10.1	11/08/2023
10.17^*	Employment Agreement, dated January 21, 2025, between Certara, Inc. and Adrian McKemey
10.18^*	Employment Agreement, dated December 9, 2025, between Certara, Inc. and Jon Resnick
10.19^*	Separation and Consulting Agreement, dated December 10, 2025, between Certara, Inc. and William Feehery
10.20*	Form of Exchange Acknowledgement and Agreement	S-1/A	333-250182	10.19	12/03/2020
10.21*	Form of Stock Restriction Agreement	S-1/A	333-250182	10.20	12/03/2020
10.22*	Form of Restricted Stock Unit Grant and Award Agreement (Certara, Inc. 2020 Incentive Plan)	10-K	001-39799	10.14	3-15-2021
10.23*	Certara, Inc. 2020 Incentive Plan	S-1/A	333-250182	10.18	11/25/2020
10.24*†	Form of 2022 Performance Stock Unit Grant Notice and Agreement for Certara, Inc. 2020 Incentive Plan	10-Q	001-39799	10.1	5/5/2022
10.25*†	Form of PSU Grant and Award Agreement (2023 grants)	10-Q	001-39799	10.3	5/8/2023
10.26*†	Form of 2024 Performance Stock Unit Grant Agreement*	10-Q	001-39799	10.1	5/7/2024
10.27*	Certara, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-250182	10.21	11/25/2020
10.28^*	Executive Officer Severance Policy
10.29*	Certara, Inc. Directors Deferral Plan	10-K	001-39799	10.18	3/15/2021
10.30	Letter Agreement dated as of November 3, 2022, by and among Certara, Inc. and Arsenal Saturn Holdings LP.	8-K	001-39799	10.1	11/7/2022
10.31	Amendment No. 1 to the Letter Agreement, dated April 14, 2025, by and among Certara, Inc. and Arsenal Saturn Holdings LP	8-K	001-39799	10.1	4/14/2025
10.32	Stockholders Agreement, dated as of November 3, 2022, by and among Certara, Inc. and the other parties thereto	8-K	001-39799	10.2	11/7/2022
10.33	Registration Rights Agreement, dated as of November 3, 2022, by and among Certara, Inc. and the other parties thereto	8-K	001-39799	10.3	11/7/2022
19.1^	Insider Trading Policy
21.1^	Subsidiaries of the Registrant
23.1^	Consent of RSM US LLP
24.1	Power of Attorney (included in the signature page to this Annual Report)
31.1^	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.10	Certara, Inc. Incentive Compensation Clawback Policy (effective December 1, 2023)	10-K	001-39799	10.28	2/29/2024
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Management contract or compensatory plan or arrangement.

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

+ This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filings under the Securities Act or the Exchange Act.
^ Filed herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.
Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTARA, INC.

Date: February 26, 2026	By:	/s/ JON RESNICK
	Name:	Jon Resnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ JOHN E. GALLAGHER III
	Name:	John E. Gallagher III
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jon Resnick, John E. Gallagher III and Daniel Corcoran and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JON RESNICK	Chief Executive Officer and Director	February 26, 2026
Jon Resnick	(Principal Executive Officer)

/s/ JOHN E. GALLAGHER III	Senior Vice President and	February 26, 2026
John E. Gallagher III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES E. CASHMAN III	Chairman	February 26, 2026
James E. Cashman III

/s/ ARJUN BEDI	Director	February 26, 2026
Arjun Bedi

/s/ ERAN BROSHY	Director	February 26, 2026
Eran Broshy

/s/ CYNTHIA COLLINS	Director	February 26, 2026
Cynthia Collins

/s/ ROSEMARY CRANE	Director	February 26, 2026
Rosemary Crane

/s/ NANCY KILLEFER	Director	February 26, 2026
Nancy Killefer

/s/ STEPHEN MCLEAN	Director	February 26, 2026
Stephen McLean

/s/ JOHN REYNDERS	Director	February 26, 2026
John Reynders

/s/ DAVID SPAIGHT	Director	February 26, 2026
David Spaight

/s/ MATTHEW WALSH	Director	February 26, 2026
Matthew Walsh