Form 10-Q
period 2026-03-31
Certara, Inc.
filed 2026-05-11
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 155,564,608 shares of common stock, par value $0.01 per share, outstanding.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “seek,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project,” “future,” “likely” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance and are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•The possibility that the previously announced divestiture of our Reuglatory Medical Writing business (the "divestiture") does not close.
•Unanticipated costs and length of time required to comply with legal requirements and regulatory approvals applicable to the divestiture transaction.
•Customer and shareholder reaction to the divestiture transaction.
•Disruption from the divestiture transaction making it more difficult to maintain business and operational relationships.
•Significant divestiture transaction costs.
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
•Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time consuming to defend.
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
•The other factors described elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”), and in the other documents and reports we file with the Securities and Exchange Commission (the “SEC”).
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	MARCH 31, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$149,484	$189,392
Accounts receivable, net of allowance for credit losses of $2,300 and $2,235, respectively	96,072	103,525
Prepaid expenses and other current assets	25,004	22,202
Total current assets	270,560	315,119
Other assets:
Property and equipment, net	1,768	1,853
Operating lease right-of-use assets	11,305	11,939
Goodwill	770,761	773,311
Intangible assets, net of accumulated amortization of $433,365 and $415,804, respectively	433,255	447,476
Deferred income taxes	11,115	5,242
Other long-term assets	1,604	1,642
Total assets	$1,500,368	$1,556,582
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,691	$3,426
Accrued expenses	57,286	67,131
Current portion of deferred revenue	76,480	75,412
Current portion of long-term debt	2,963	2,963
Other current liabilities	3,703	4,453
Total current liabilities	144,123	153,385
Long-term liabilities:
Deferred revenue, net of current portion	3,100	2,350
Deferred income taxes	34,746	34,366
Operating lease liabilities, net of current portion	7,789	8,438
Long-term debt, net of current portion and debt discount	289,504	290,131
Other long-term liabilities	4,062	5,117
Total liabilities	483,324	493,787
Commitments and contingencies (refer to note 9)
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 164,005,450 shares issued as of both March 31, 2026 and December 31, 2025; 153,325,078 and 159,139,562 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	1,641	1,641
Additional paid-in capital	1,262,973	1,255,653
Accumulated deficit	(138,639)	(129,876)
Accumulated other comprehensive income (loss)	(1,869)	2,040
Treasury stock at cost, 10,680,372 and 4,865,888 shares at March 31, 2026 and December 31, 2025, respectively	(107,062)	(66,663)
Total stockholders' equity	1,017,044	1,062,795
Total liabilities and stockholders' equity	$1,500,368	$1,556,582
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2026	2025
Revenues	$106,915	$106,004
Cost of revenues	41,618	41,521
Operating expenses:
Sales and marketing	13,355	12,717
Research and development	12,286	10,522
General and administrative	29,377	19,654
Depreciation and amortization	14,582	13,967
Total operating expenses	69,600	56,860
Income (loss) from operations	(4,303)	7,623
Other income (expenses):
Interest expense	(4,941)	(4,806)
Net other income	1,301	1,725
Total other expenses	(3,640)	(3,081)
Income (loss) before income taxes	(7,943)	4,542
Provision (benefit) for income taxes	820	(201)
Net income (loss) attributable to common stockholders:	(8,763)	4,743
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $338 and $(110), respectively	(5,151)	8,742
Change in fair value from interest rate swap, net of tax of $408 and $(208), respectively	1,242	(586)
Total other comprehensive income (loss)	(3,909)	8,156
Comprehensive income (loss)	$(12,672)	$12,899

Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03
Weighted average common shares outstanding:
Basic	157,754,647	160,996,258
Diluted	157,754,647	161,350,292
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of December 31, 2025	164,005,450	1,641	1,255,653	(129,876)	2,040	(4,865,888)	$(66,663)	$1,062,795
Equity-based compensation expense, net of forfeiture	—	—	7,320	—	—	—	—	7,320
Common shares repurchased	—	—	—	—	—	(5,814,484)	(40,399)	(40,399)
Change in fair value from interest rate swap, net of tax	—	—	—	—	1,242	—	—	1,242
Net loss	—	—	—	(8,763)	—	—	—	(8,763)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,151)	—	—	(5,151)

Balance as of March 31, 2026	164,005,450	$1,641	$1,262,973	$(138,639)	$(1,869)	(10,680,372)	$(107,062)	$1,017,044

Balance as of December 31, 2024	161,958,810	1,620	1,216,925	(128,281)	(13,424)	(949,698)	$(18,184)	$1,058,656
Equity-based compensation expense, net of forfeiture	—	—	7,070	—	—	—	—	7,070
Common stock withheld for tax liabilities	—	—	—	—	—	(1,493)	(16)	(16)
Common shares issued for employee share-based compensation	12,744	—	—	—	—	—	—	—
Common shares issued for contingent consideration	455,344	5	5,665	—	—	—	—	5,670
Change in fair value from interest rate swap, net of tax	—	—	—	—	(586)	—	—	(586)
Net income	—	—	—	4,743	—	—	—	4,743
Foreign currency translation adjustment, net of tax	—	—	—	—	8,742	—	—	8,742
Balance as of March 31, 2025	162,426,898	$1,625	$1,229,660	$(123,538)	$(5,268)	(951,191)	$(18,200)	$1,084,279
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(8,763)	$4,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,089	18,614
Amortization of debt issuance costs	135	144
Provision for credit losses	277	322
Equity-based compensation expense	7,320	7,070
Change in contingent considerations	7,230	(179)
Deferred income taxes	(5,901)	10,502
Changes in assets and liabilities:
Accounts receivable	6,900	8,736
Prepaid expenses and other assets	(2,648)	1,807
Accounts payable, accrued expenses, and other liabilities	(14,201)	(27,783)
Deferred revenues	2,246	(5,448)
Other operating activities, net	10	(1,176)
Net cash provided by operating activities	11,694	17,352
Cash flows from investing activities:
Capital expenditures	(631)	(600)
Capitalized software development costs	(6,150)	(5,174)
Net cash used in investing activities	(6,781)	(5,774)
Cash flows from financing activities:
Payments on long-term debt	(741)	(750)
Common stock repurchase program	(40,000)	—
Payments for business acquisition related contingent consideration	(3,000)	(13,230)
Payment of taxes on shares withheld for employee taxes	—	(16)
Net cash used in financing activities	(43,741)	(13,996)
Effect of foreign exchange rate on cash and cash equivalents	(1,080)	2,321
Net decrease in cash and cash equivalents	(39,908)	(97)
Cash and cash equivalents, and restricted cash, at beginning of period	189,392	179,183
Cash and cash equivalents, and restricted cash, at end of period	$149,484	$179,086
Supplemental disclosures of cash flow information
Cash paid for interest	$4,872	$4,648
Cash paid for taxes	$2,292	$688
Supplemental schedule of noncash investing and financing activities
Stock issuance or establish liabilities related to business acquisition contingent consideration	$—	$5,670
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
2.    Summary of Significant Accounting Policies
There have been no changes other than what is discussed herein to the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2. “Summary of Significant Accounting Policies” to the Company’s audited consolidated financial statements included in the Company’s 2025 Annual Report. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended December 31, 2025.
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and

2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the related interim disclosures are unaudited.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2025 audited consolidated financial statements and notes thereto. The information as of December 31, 2025 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the Company’s 2025 Annual Report.
(c)    Recently Adopted or Issued Accounting Standards

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 prospectively for the period ended March 31, 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages and clarifies that the threshold for when an entity is required to start capitalizing software costs is when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the ASU on the consolidated financial statements.

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

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2026:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$43,147	$—	$—	$43,147
Interest rate swap assets	—	26	—	26
Total assets	$43,147	$26	$—	$43,173

Liabilities
Contingent liabilities	$—	$—	$—	$—
Interest rate swap liabilities	—	697	—	697
Total liabilities	$—	$697	$—	$697
The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2025:

	LEVEL 1	LEVEL2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$82,496	$—	$—	$82,496
Total assets	$82,496	$—	$—	$82,496

Liabilities
Contingent liabilities	$—	$—	$21,515	$21,515
Interest rate swap liabilities		2,322	—	2,322
Total liabilities	$—	$2,322	$21,515	$23,837
For the three month period ended March 31, 2026, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 2 assets and liabilities are interest swap assets and liabilities and level 3 liabilities are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

MARCH 31, 2026
(In thousands)
Beginning balance at December 31, 2025	$21,515
Transfers out of level 3 (to non–fair value liability)	(21,515)
Ending balance at March 31, 2026	$—
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2025 Annual Report.

(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The cash and cash equivalents was $149,484 and $189,392 at March 31, 2026 and December 31, 2025, respectively.
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
The Company estimates the expected credit losses for accounts receivable using historical loss data adjusted for current economic conditions to estimate the relative size of credit losses to be expected. The Company has elected the practical expedient under ASU 2025-05 to assume that current conditions remain unchanged over the life of the receivables and, accordingly, does not incorporate forecasts of future economic conditions beyond those reflected in current conditions. The Company generally writes off a receivable or records a specific allowance for credit losses if it determines that the receivable is not collectible. Allowances for credit losses of $2,300 and $2,235 were provided in the accompanying condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, respectively.
Accounts receivable consists of the following:

	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Trade receivables	$83,231	$94,556
Unbilled receivables	14,907	10,909
Other receivables	234	295
Allowances for credit losses	(2,300)	(2,235)
Accounts receivable, net	$96,072	$103,525
The following table presents the information regarding the allowance for credit losses:

	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Beginning balance	$2,235	$2,164
Provision for credit losses	277	1,144
Charge-offs, net of recoveries	(212)	(1,073)
Ending balance of allowances for credit losses	$2,300	$2,235
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
The Company entered into an interest rate swap agreement in May 2022 that pays fixed, receives variable to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025 (“Matured Swap”). As the swap approached maturity, the Company entered into two additional interest rate swap agreements (“New Swaps”) in the second quarter of 2025, each with a notional amount of $115,000, to continue hedging the interest rate risk associated with the term loan debt. These new swaps also pay fixed interest rates and receive variable rates. The fixed interest rates on the two swaps are 3.62% and 3.64%, respectively. Both contracts became effective on August 31, 2025, and will mature on August 31, 2029. The Company designates these swaps as cash flow hedges at hedge inception. At March 31, 2026 and December 31, 2025, the Matured Swap had a fair value of $0. The New Swaps had total fair value of $(672) and $(2,322) at March 31, 2026 and December 31, 2025, respectively. The gross fair value recognized in accumulated other comprehensive income (loss) was $(672) and $(2,322) at March 31, 2026 and December 31, 2025, respectively.
The Company uses derivatives to manage certain interest exposures and designates all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was $33 and $942 for the three months ended March 31, 2026 and 2025, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

Interest rate swap derivatives designated as cash flow hedging instruments:	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$26	$—
Other current liabilities	$—	$533
Other long-term liabilities	$697	$1,789
The net amount of deferred gain related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gain (loss) into earnings over the next twelve months is $26.

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
Contract balances at March 31, 2026, December 31, 2025 and 2024 were as follows:

	MARCH 31, 2026	DECEMBER 31, 2025	DECEMBER 31, 2024
	(In thousands)
Contract assets	$14,907	$10,909	$13,454
Contract liabilities	$79,580	$77,762	$78,878

During the three months ended March 31, 2026, the Company recognized revenue of $34,551 related to contract liabilities at December 31, 2025.
The unsatisfied performance obligations as of March 31, 2026 were $152,452. We expect to recognize $125,863, or 82.6% of this revenue over the next 12 months and the remainder thereafter.
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
Capitalized contract acquisition costs were $1,706 and $1,351 as of March 31, 2026 and December 31, 2025, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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
Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(In thousands)
Software licenses transferred at a point in time	$21,523	$19,863
Software licenses transferred over time	28,203	26,506
Service revenues earned over time	57,189	59,635
Total	$106,915	$106,004

(j)    Goodwill
As of March 31, 2026, the Company had three reporting units – Certara Data Science Software (“CDS”), the Certara Predictive Technologies reporting unit (“CPT”), and the Certara Drug Development Services reporting unit (“CDDS”), which are within a single operating segment of the Company. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. When testing goodwill for impairment, the Company performs a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair values of the reporting units are less than their carrying amounts. If the Company determines that it is not more-likely-than-not that the fair values of the reporting units are less than their carrying values, no further assessment is performed. If the Company determines that it is more-likely-than-not that the fair values of the reporting units are less than carrying value, the Company proceeds to perform a quantitative goodwill impairment test. If the result of the quantitative test shows that the carrying amount of reporting units exceeds its fair values, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
As of March 31, 2026, the Company has performed a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting units is less than their carrying amounts. Based on the results of the qualitative assessment, the company concluded that it is more likely than not that the fair value of each reporting unit is greater than its respective carrying value. Accordingly, no further quantitative goodwill impairment testing was necessary.
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
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At March 31, 2026 and December 31, 2025, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of March 31, 2026 and December 31, 2025, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2026 and 2025.

4.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at March 31, 2026 and December 31, 2025 consisted of the following:

	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Prepaid expenses	$11,658	$8,335
Income tax receivable	3,620	5,388
Research and development tax credit receivable	7,914	7,352
Current portion of interest rate swap asset	26	—
Other current assets	1,786	1,127
Prepaid expenses and other current assets	$25,004	$22,202
Other long-term assets at March 31, 2026 and December 31, 2025 consisted of the following:

	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Long-term deposits	$1,140	$1,157
Deferred financing cost	464	485
Total other long-term assets	$1,604	$1,642
5.    Long-Term Debt and Revolving Line of Credit
The Company has been a party to a Credit Agreement since August 2017 that provides for a senior secured term loan and commitments under a revolving credit facility (as amended, the “Credit Agreement”). On June 26, 2024, the Company entered into the Fifth Amendment to its Credit Agreement (the “Fifth Amendment”), which primarily (1) amended the principal amount of the term loan to $300,000 and its maturity date to June 26, 2031; and (2) extended the termination date associated with the $100,000 revolving credit commitment (the “Revolving Facility”) to June 26, 2029. On October 16, 2025, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), which primarily refinanced the existing principal amount of the term loan with $296,250 principal amount of replacement term loans with the same maturity date of June 26, 2031 and reduced the applicable rate with respect to the term loans under the Credit Agreement. The Credit Agreement is collateralized by substantially all U.S. assets and stock pledges for the non-U.S. subsidiaries and contains various financial and nonfinancial covenants.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Company, either (i) the Term Secured Overnight Financing Rate (“SOFR”) rate, with a floor of 0.00% plus an applicable margin rate of 2.75% for the replacement term loans and between 2.75% and 3.50% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio, or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 1.75% for the replacement term loans or between 1.75% and 2.50% for loans under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%, and (c) the Term SOFR rate plus 1.00%. Additionally, the Company is obligated to pay a commitment fee of the unused amount and other customary fees.

As of each of March 31, 2026 and December 31, 2025, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 6.44% and 7.33% for the three months ended March 31, 2026 and 2025, respectively, for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements and continues to use the swaps to mitigate the interest risk for the Company's debt obligations under the Credit Agreement.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $4,754 and $5,470 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $52 and $53 at March 31, 2026 and December 31, 2025, respectively, and is included in accrued expenses. Commitment fees incurred for the undrawn balance of the revolving line of credit was $63 and $94 for the three months ended March 31, 2026 and 2025, respectively. There was $1 accrued interest payable on the revolving line of credit as of each of March 31, 2026 and December 31, 2025.
Long-term debt consists of the following:

	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Term loans	$294,769	$295,509
Revolving line of credit	—	—
Less: debt issuance costs	(2,302)	(2,415)
Total	292,467	293,094
Current portion of long-term debt	(2,963)	(2,963)
Long-term debt, net of current portion and debt issuance costs	$289,504	$290,131
The principal amount of long-term debt outstanding as of March 31, 2026 matures in the following years:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	TOTAL
	(In thousands)
Maturities	$2,222	$2,963	$2,963	$2,963	$2,963	$280,695	$294,769
The Credit Agreements require the Company to make an annual mandatory prepayment as it relates to the Company’s Excess Cash Flow calculation. For the year ended December 31, 2025, the Company was not required to make a mandatory prepayment on the term loan. Under the Credit Agreement (as amended by the Sixth Amendment), the Company is required to make a quarterly principal payment of $741 on the term loans that started on December 31, 2025.
The fair values of the Company’s variable interest term loan and revolving line of credit are not significantly different than their carrying value because the interest rates on these instruments are subject to change with market interest rates.
6.    Leases

The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms ranging from less than one to nine years.

Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At March 31, 2026, the weighted average remaining lease terms was 5.8 years for operating leases, and the weighted average discount rate was 5.9% for operating leases. For additional information on the Company's leases, see Note 13. “Leases” to the consolidated financial statements included in the Company’s 2025 Annual Report.
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025:

Lease Position	Balance Sheet Classification	MARCH 31, 2026	DECEMBER 31, 2025
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$11,305	$11,939
Total lease assets		$11,305	$11,939

Liabilities
Current
Operating	Other current liabilities	$3,703	$3,920

Noncurrent
Operating	Operating lease liabilities, net of current portion	7,789	8,438
Total lease liabilities		$11,492	$12,358
The following table summarizes by year the maturities of our minimum lease payments as of March 31, 2026:

OPERATING LEASES
(In thousands)
Remainder of 2026	$3,336
2027	3,149
2028	1,363
2029	1,177
2030	1,098
Thereafter	4,104
Total future lease payments	14,227
Less: imputed interest	(2,735)
Total	$11,492

7.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Accrued compensation	$20,942	$36,975
Legal and professional accruals	4,986	5,608
Interest payable	53	54
Income taxes payable	4,265	1,429
Short-term contingent consideration liabilities	26,208	21,979
Other	832	1,086
Total accrued expenses	$57,286	$67,131

Other long-term liabilities consist of the following:

	MARCH 31, 2026	DECEMBER 31, 2025
	(In thousands)
Uncertain tax position liability	$3,365	$3,328
Derivative Liabilities - Long-term	697	1,789
Total other long-term liabilities	$4,062	$5,117
8.    Equity-Based Compensation
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
Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $66 for the three months ended March 31, 2025. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $124 for the three months ended March 31, 2025. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.
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
Restricted Stock Units ("RSUs")
RSUs represent the right to receive shares of the Company’s common stock at a specified date in the future. The fair value of the RSUs is based on the fair value of the underlying shares on the date of grant.
A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2025	3,358,181	$14.48
Granted	5,547	6.59
Vested	—	—
Forfeited	(103,369)	13.71
Non-vested RSUs as of March 31, 2026	3,260,359	$14.49
Equity-based compensation expenses related to the RSUs were $6,287 and $6,733 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the total unrecognized equity-based compensation expense related to outstanding RSUs was $22,655, which is expected to be recognized over a weighted-average period of 19.4 months.
Performance Stock Units ("PSUs")
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
A summary of the Company’s PSU activity for the period ended March 31, 2026 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2025	1,194,188	$13.05
Granted	—	—
Vested	—	—
Forfeited	(13,019)	8.25
Cancelled*	(200,263)	25.26
Non-vested PSUs as of March 31, 2026	980,906	$10.62
__________________________________
*During the first three months of 2026, the Company cancelled 200,263 PSU shares that did not meet the required performance and market conditions for vesting.
Equity-based compensation expenses (income) related to the PSUs were $1,033 and $148 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the total unrecognized equity-based compensation expense related to outstanding PSUs was $2,594, which is expected to be recognized over a weighted-average period of 17.82 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for each period presented:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(In thousands)
Cost of revenues	$2,998	$3,134
Sales and marketing	992	834
Research and development	1,059	933
General and administrative	2,271	2,169
Total	$7,320	$7,070

9.     Commitments and Contingencies
Contingent consideration
In connection with certain of the Company's business acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. Furthermore, the Company agreed to pay additional contingent consideration related to a business acquisition, contingent on the resolution of certain tax-related contingencies. For the three months ended March 31, 2026, the Company paid cash contingent consideration of $3,000. The total contingent liabilities were $26,208 and $21,979 at March 31, 2026 and December 31, 2025, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheet.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of March 31, 2026.
Assurance-type warranty
The Company includes an assurance commitment warranting that the application software products will perform in accordance with written user documentation and the agreements negotiated with customers. Since the Company does not customize its application software, warranty costs have historically been insignificant and expensed as incurred.
For information related to commitments for future minimum lease payments, please see Note 6. "Leases".
10.    Segment Data
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

The following table summarizes revenue by geographic area for the three months ended March 31, 2026 and 2025:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(In thousands)
Revenue(1):
Americas	$70,254	$71,953
EMEA	28,123	25,790
Asia Pacific	8,538	8,261
Total	$106,915	$106,004
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses.

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(In thousands)
Revenues	$106,915	$106,004
Less:
Employee expense-non equity	61,964	59,565
Equity-based compensation expense	7,320	7,070
Equipment and software expense	4,926	3,820
Direct cost of revenues	1,924	1,717
Professional services expense	7,905	7,303
Change in contingent consideration	7,230	(179)
Depreciation and amortization	19,089	18,614
Other segment expense (income)*	(441)	(1,254)
Interest expense	4,941	4,806
Income tax expense (benefit)	820	(201)
Segment net income (loss)	$(8,763)	$4,743

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$(8,763)	$4,743

* Other segment expense (income) items included in segment net income include facilities related expense, marketing, travel, insurance, foreign currency exchange gains and losses, and other overhead expense.

11.    Income Taxes
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
The Company's global ETR for the three months ended March 31, 2026 and 2025 were (10)% and (4)%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall increase in pre-tax book loss, the impact of non-deductible items, and the tax effect of certain discrete items.
12.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(In thousands, except per share and share data)
Net income (loss) available to common shareholders	$(8,763)	$4,743
Basic weighted-average common shares outstanding	157,754,647	160,996,258
Basic earnings per common share	$(0.06)	$0.03

Diluted earnings per share
Net income (loss) available to common shares	$(8,763)	$4,743
Basic weighted-average common shares outstanding	157,754,647	160,996,258
Dilutive potential common shares	—	354,034
Diluted weighted-average common shares outstanding	157,754,647	161,350,292
Diluted earnings per common share	$(0.06)	$0.03
__________________________________

(a) For the three months ended March 31, 2026, the Company repurchased 5,814,484 shares of its common stock under the stock repurchase program authorized by the Company's Board of Directors on April 11, 2025. The program total authorizes the Company to repurchase up to $100,000 of its common stock.

(b) For the three months ended March 31, 2026, the Company excluded potentially dilutive securities from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.

13.    Subsequent Event
On May 08, 2026, the Company completed the sale of its global medical writing and related regulatory services business to Veristat, LLC. The transaction included cash consideration of $85,000, subject to customary post-closing adjustments, as well as an additional $15,000 placed in escrow, which would be released to the Company upon satisfaction of certain post‑closing conditions. The Company is also eligible to receive cash earn-out of up to $35,000 based on the financial performance (as defined in the purchase agreement) of such business over a specified period following closing. The Company currently expects to recognize a loss on the transaction ranging from approximately $28,891 to $53,658. The actual loss recognized may differ from this estimate due to final working capital adjustments, the determination of fair value measurements, and the settlement of the earn-out.
In connection with the transaction, the Company entered into a transition services agreement pursuant to which it will provide certain services, including information technology and other administrative functions, for a defined period following closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and our 2025 Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly in the section “Special Note Regarding Forward-Looking Statements” of this Quarterly Report.
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
The table below summarizes our quarterly bookings and net software retention rate trends:

	2026	2025
	Q1	Q1
	(in millions except percentage)
Bookings	$115.3	$118.2
Net Retention Rates	106.1%	102.4%
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
Management measures operating performance based on adjusted EBITDA defined for a particular period as net income (loss) excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, equity-based compensation expense, change in contingent consideration, acquisition expense, and other items not indicative of our ongoing operating performance. Management also measures operating performance based on adjusted net income defined for a particular period as net income (loss) excluding equity-based compensation expense, amortization of acquisition-related intangible assets, change in contingent consideration, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Further, management measures operating performance based on adjusted diluted earnings per share defined for a particular period as adjusted net income divided by the weighted-average diluted common shares outstanding.
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
The following table reconciles net income (loss) to Adjusted EBITDA:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(in thousands)
Net income (loss)(a)	$(8,763)	$4,743
Interest expense(a)	4,941	4,806
Interest income(a)	(1,126)	(1,642)
(Benefit from) provision for income taxes(a)	820	(201)
Intangible asset amortization and fixed assets depreciation(a)	19,089	18,614
Currency (gain) loss(a)	60	(62)
Equity-based compensation expense(b)	7,320	7,070
Change in contingent consideration(d)	7,230	(179)
Acquisition-related expenses(e)	18	876
Reorganization expense(f)	1,005	151
Loss (gain) on disposal of fixed assets(g)	10	6
Executive recruiting expense(h)	1,116	661
Adjusted EBITDA	$31,720	$34,843

The following table reconciles net income (loss) to adjusted net income:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(in thousands)
Net income (loss) (a)	$(8,763)	$4,743
Currency (gain) loss(a)	60	(62)
Equity-based compensation expense(b)	7,320	7,070
Amortization of acquisition-related intangible assets(c)	13,855	14,052
Change in contingent consideration(d)	7,230	(179)
Acquisition-related expenses(e)	18	876
Reorganization expense(f)	1,005	151
Loss (gain) on disposal of fixed assets(g)	10	6
Executive recruiting expense(h)	1,116	661
Income tax expense impact of adjustments(i)	(7,349)	(5,071)
Adjusted net income	$14,502	$22,247
The following table reconciles diluted earnings per share to adjusted diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2026	2025

Diluted earnings per share(a)	(0.06)	0.03
Currency (gain) loss(a)	—	—
Equity-based compensation expense(b)	0.05	0.04
Amortization of acquisition-related intangible assets(c)	0.08	0.09
Change in contingent consideration(d)	0.05	—
Acquisition-related expenses(e)	—	0.01
Reorganization expense(f)	0.01	—
Loss (gain) on disposal of fixed assets(g)	—	—
Executive recruiting expense(h)	0.01	—
Income tax expense impact of adjustments(i)	(0.05)	(0.03)
Adjusted diluted earnings per share	$0.09	$0.14

Basic weighted average common shares outstanding	157,754,647	160,996,258
Effect of potentially dilutive shares outstanding (j)	269,516	354,034
Adjusted diluted weighted average common shares outstanding	158,024,163	161,350,292
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
(d)Represents expense associated with fair value adjustment or adjustment of contingent consideration of business acquisitions.
(e)Represents costs associated with mergers and acquisitions and any retention bonuses pursuant to the acquisitions.
(f)Represents expenses related to reorganization, including legal entity reorganization and lease abandonment costs associated with the evaluation of our office space footprint.
(g)Represents the gain or loss related to the disposal of fixed assets.
(h)Represents recruiting, relocation expenses, and retention costs related to senior executives.
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

•Research and Development. R&D expenses consist primarily of employee-related expenses, equity-based compensation, third-party consulting, software costs, and tax credits. We plan to continue to invest in our R&D efforts to enhance and scale our software product offerings by development of new features and increased functionality.
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
Business Combinations or Divestiture
On May 8, 2026, we completed the sale of our global medical writing and related regulatory services business to Veristat, LLC for cash consideration of $85.0 million, as well as an additional $15.0 million placed in escrow, which would be released to the Company upon satisfaction of certain post‑closing conditions. We are also eligible to receive cash earn-out of up to $35.0 million based on the financial performance of such business for a specified period following closing. Net proceeds from the transaction are expected to be used for general corporate purposes, including funding our ongoing operations. We expect the transaction to strengthen our focus on core operations and further our commitment to accelerating AI-integrated modeling and simulation across the entire drug development lifecycle.

In connection with the transaction, we entered into a transition services agreement pursuant to which we will provide certain services, including information technology and other administrative functions, for a defined period following closing.

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three months ended March 31, 2026 to the three months ended March 31, 2025, respectively.
Three Months Ended March 31, 2026 Versus Three Months Ended March 31, 2025
The following table summarizes our unaudited statements of operations data for the three months ended at March 31, 2026 and 2025:
Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Software	$49,726	$46,369	$3,357	7%
Services	57,189	59,635	(2,446)	(4)%
Total revenues	$106,915	$106,004	$911	1%
Total revenues increased by $0.9 million, or 1%, to $106.9 million for the three months ended March 31, 2026 as compared to the same period in 2025. Overall revenue growth was primarily driven by our software product offerings, supported by strong demand from existing customers, expansion of relationships with existing customers and new customers.
Software revenues increased by $3.4 million, or 7%, to $49.7 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by increased demand from existing customers, expanded relationships with existing customers, and new customers.
Services revenues decreased by $2.4 million, or 4%, to $57.2 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to lower revenue from a previously acquired business.

Cost of Revenues

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Cost of revenues	$41,618	$41,521	$97	—%
% of total revenues	39%	39%
Cost of revenues increased $0.1 million, or 0%, to $41.6 million for the three months ended March 31, 2026 as compared to the same period in 2025, and remained essentially flat compared with the same quarter in the prior year.

Sales and Marketing Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Sales and marketing	$13,355	$12,717	$638	5%
% of total revenues	12%	12%
Sales and marketing expenses increased by $0.6 million, or 5%, to $13.4 million for the three months ended March 31, 2026 as compared to the same period in 2025. Sales and marketing expenses increased primarily due to a $0.3 million increase in employee-related costs, a $0.2 million increase in stock-based compensation costs, a $0.2 million increase in marketing expense, and a $0.2 million increase in travel expense, partially offset by a $0.1million decrease in professional and consulting expense and a $0.1 million decrease in other miscellaneous expense.
Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Research and development	$12,286	$10,522	$1,764	17%
% of total revenues	11%	10%
Research and development expenses increased by $1.8 million, or 17%, to $12.3 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase in research and development expenses was primarily due to a $2.2 million increase in employee-related costs mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, a $0.2 million increase in professional and consulting expense, a $0.2 million increase in miscellaneous expense, and a $0.1 million increase in stock-based compensation costs, partially offset by a $1.1 million increase in capitalized cost in R&D.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
General and administrative	$29,377	$19,654	$9,723	49%
% of total revenues	27%	19%
General and administrative expenses increased by $9.7 million, or 49%, to $29.4 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase in general and administrative expenses was primarily due to a $7.4 million increase in business acquisition contingent consideration expense, a $1.0 million increase in equipment and software expense, a $0.9 million increase in executive recruiting and retention expenses, a $0.8 million increase in lease abandonment expense, primarily due to the absence of a non-recurring gain recognized in the prior year that reduced expenses in that period, and a $0.5 million increase in professional and consulting expense, partially offset by a $0.5 million decrease in merger and acquisition expense and a $0.3 million aggregate decrease in license costs and facility lease related expenses.
Depreciation and Amortization

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Depreciation and amortization	$14,582	$13,967	$615	4%
% of total revenues	14%	13%
Depreciation and amortization expense increased by $0.6 million, or 4%, to $14.6 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase in depreciation and amortization expense was primarily due to a $0.8 million net increase in amortization of intangible assets, primarily related to a $0.9 million increase in amortization of capitalized software. In addition, depreciation expense for fixed assets decreased $0.2 million, primarily due to a $0.2 million decrease in depreciation of computer equipment.
Interest Expense

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Interest expense	$4,941	$4,806	$135	3%
% of total revenues	5%	5%

Interest expense increased by $0.1 million, or 3%, to $4.9 million for the three months ended March 31, 2026, as compared to the same period in 2025. The change in interest expense was primarily due to a $0.9 million decrease in gain from our interest swap hedge activities, partially offset by a $0.7 million decrease in interest expense from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan.

Net Other Income

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Net other (income) expense	$(1,301)	$(1,725)	$424	(25)%
% of total revenues	(1)%	(2)%
Net other income decreased by $0.4 million to $1.3 million for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in net other income was primarily due to a $0.5 million decrease in interest income, partially offset by a $0.1 million increase in gain from remeasurement related to the fluctuation of the foreign currency rate.
Provision (Benefits) from Income Taxes

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Provision (Benefits) from Income Taxes	$820	$(201)	$1,021	nm
Effective income tax rate	(10)%	(4)%
Our income tax expense was $0.8 million, resulting in an effective income tax rate of (10)% for the three months ended March 31, 2026 as compared to income tax benefit of $0.2 million, or an effective income tax rate of (4)%, for the same period in 2025. Our income tax expense for the three months ended March 31, 2026 and 2025 was primarily due to the tax effects of U.S. pre-tax income (loss), the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Income (Loss)

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2026	2025	$	%
	(in thousands)
Net income (loss)	$(8,763)	$4,743	$(13,506)	(285)%
Net loss was $8.8 million, representing a $13.5 million decrease in net income for the three months ended March 31, 2026 as compared to a net income of $4.7 million for the same period of 2025. The decrease in net income was primarily due to a $12.7 million increase in operating expenses, a $1.0 million increase in tax expense, and a $0.6 million increase in total other expense, partially offset by a $0.9 million increase in revenue.

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $11.7 million and $17.4 million as a source of funds for the three months ended March 31, 2026 and 2025, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the three- and 12-month periods ended at March 31, 2026 and December 31, 2025 and as of March 31, 2026 and December 31, 2025.

	MARCH 31, 2026	DECEMBER 31, 2025
	(dollars in thousands)
Net cash from operating activities(a)	$11,694	$96,325
Cash and cash equivalents(b)	$149,484	$189,392
Term loan credit facilities	$294,769	$295,509
Revolving line of credit	$100,000	$100,000
___________________________________
(a)     Net cash from operating activities for the three months ended March 31, 2026 and twelve months ended December 31, 2025.
(b)    Cash balances as of March 31, 2026 and December 31, 2025 included $78.9 million and $76.2 million in cash and cash     equivalents, respectively, held outside of the United States.
On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of its common stock. For the three months ended March 31, 2026, we repurchased 5,814,484 shares of our common stock for an aggregate purchase price and fees of $40.0 million under the authorized share repurchase program. These repurchases resulted in an increase in treasury stock and reduced weighted-average diluted shares outstanding, As of March 31, 2026, approximately $17.4 million remained available under the Company's existing share repurchase authorization program.
Our other material cash requirements from known contractual obligations are principal and interest payments on long term debt. We also have future cash obligations of $14.2 million for lease contracts, which have remaining terms of one to nine years.
The principal amount of long-term debt outstanding as of March 31, 2026 matures in the following years:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	TOTAL
	(in thousands)
Maturities	$2,222	$2,963	$2,963	$2,963	$2,963	$280,695	$294,769
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We believe our existing sources of liquidity will be sufficient to meet our working capital, capital expenditures, and contractual obligations for the foreseeable future. Our expected primary uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments, common stock repurchase and other general corporate purposes. We believe we will meet short-term and long-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions.
Our future capital requirements, however, will depend on many factors, including funding for potential acquisitions, investments, common stock repurchase, and other growth and strategic opportunities, which could increase our cash requirements. While we believe we have, and will be able to generate, sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described under “Risk Factors” in our 2025 Annual Report.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$11,694	$17,352
Net cash used in investing activities	(6,781)	(5,774)
Net cash used in financing activities	(43,741)	(13,996)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,080)	2,321
Net increase (decrease) in cash and cash equivalents	$(39,908)	$(97)
Cash paid for interest	$4,872	$4,648
Cash paid for income taxes	$2,292	$688
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first three months of 2026 was $11.7 million, compared to $17.4 million in the same period of 2025. The $5.7 million decrease in cash from operating activities was primarily driven by lower cash-adjusted net income, an increase in cash used for prepaid and other assets and a decrease in cash collected on accounts receivable, partially offset by lower cash outflows to settle liabilities and increased cash inflows from deferred revenues.
Investing Activities
Net cash used in investing activities in the first three months of 2026 was $6.8 million, an increase of $1.0 million, compared to $5.8 million in the same period of 2025. The change in investing activities was primarily due to a $1.0 million increase in cash utilized in capitalized software development costs to support our growth.
Financing Activities
Net cash used in financing activities in the first three months of 2026 was $43.7 million, compared to $14.0 million in the same period of 2025. The $29.7 million increase in cash used in financing activities was primarily due to a $40.0 million increase in cash used in connection with repurchasing the Company's common stock, partially offset by a $10.2 million decrease in cash payments related to contingent consideration for business acquisitions.

Indebtedness
We have been a party to the Credit Agreement since August 2017 that provides for a senior secured term loan (the “Term Loan”) and commitments under a revolving credit facility (the “Revolving Facility”). The Credit Agreement has been amended several times. Most recently, on October 16, 2025, we entered into the Sixth Amendment to the Credit Agreement to refinance our existing debt. Following the refinancing, as of October

16, 2025, the Term Loan had an aggregate principal amount of $296.3 million and matures on June 26, 2031. We also maintain a $100.0 million revolving credit facility under the Credit Agreement, which matures on June 26, 2029.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the election of the borrowers, either (i) the Term Secured Overnight Financing Rate (“SOFR”) rate, with a floor of 0.00% plus an applicable margin rate of 2.75% for the Term Loans and between 3.50% and 2.75% for loan under the Revolving Facility, depending on the applicable first lien leverage ratio, or (ii) an Alternate Base Rate (“ABR”), with a floor of 1.00%, plus an applicable margin rate of 1.75% for the Term Loan or between 2.50% and 1.75% for loan under the Revolving Facility, depending on the applicable first lien leverage ratio. The ABR is determined as the greatest of (a) the prime rate, (b) the federal funds effective rate, plus 0.50%, and (c) the Term SOFR rate plus 1.00%. Additionally, the Company is obligated to pay a commitment fee of the unused amount and other customary fees.
All obligations under the Credit Agreement are unconditionally guaranteed by our wholly owned direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of March 31, 2026, we were in compliance with the covenants of the Credit Agreement.
As of March 31, 2026, we had $294.8 million of outstanding borrowings on the Term Loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the three months ended March 31, 2026 from those disclosed in our 2025 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax expense of $0.8 million for the three months ended March 31, 2026 and income tax benefit of $0.2 million for the three months ended March 31, 2025.
As of March 31, 2026, we had federal and state NOLs of approximately $4.2 million and $3.5 million, respectively, which are available to reduce future taxable income, some of which expire between 2035 and 2036 and 2030 and 2041, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.1 million and $0.02 million, respectively, to offset future income taxes, which expire between 2027 and 2040. We also had foreign tax credits of approximately $14.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $87.3 million which will start to expire in 2026, foreign research and development credits of $0.2 million which expire in 2029, and Canadian investment tax credits of approximately $5.2 million which expire between 2034 and 2044. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $29 million is recorded at December 31, 2025. As of March 31, 2026, the valuation allowance remained unchanged from December 31, 2025.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2 - “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2025 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended March 31, 2026.
Recently Adopted and Issued Accounting Standards
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 - “Summary of Significant Accounting Policies” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2025 Annual Report. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
During the three months period ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2025 Annual Report.
Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2025 Annual Report .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at March 31, 2026.

	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
1/1/2026 to 1/31/2026	—	$—	—	$57.4 Million
2/1/2026 to 2/28/2026	348,835	$7.15	348,835	$54.9 Million
3/1/2026 to 3/31/2026	5,465,649	6.84	5,465,649	$17.4 Million
Total	5,814,484	$6.86	5,814,484	$17.4 Million
__________________________________
a.On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of its common stock. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. During the three months ended March 31, 2026, the Company repurchased 5,814,484 shares of its common stock at an average price of $6.86 per share, as part of the stock repurchase program authorized on April 11, 2025.
b.The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. This excise tax is included in the cost of shares repurchased, as reflected in the condensed consolidated statement of stockholders’ equity. The repurchases above do not include the excise tax.

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
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan.
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

CERTARA, INC.

Date: May 11, 2026	By:	/s/ JON RESNICK
	Name:	Jon Resnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ JOHN E. GALLAGHER III
	Name:	John E. Gallagher III
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)