Form 10-Q
period 2026-06-30
Certara, Inc.
filed 2026-08-04
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2026, the registrant had 152,538,780 shares of common stock, par value $0.01 per share, outstanding.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “might,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “seek,” “believe,” “predict,” “potential,” “continue,” “suggest,” “project,” “future,” “likely” or “target” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance and are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•Our ability to realize the expected benefits of the divestiture of our regulatory medical writing business.
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	JUNE 30, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$184,138	$189,392
Accounts receivable, net of allowance for credit losses of $1,940 and $2,235, respectively	100,759	101,574
Prepaid expenses and other current assets	27,289	21,887
Current assets of discontinued operations	—	2,266
Total current assets	312,186	315,119
Other assets:
Property and equipment, net	1,673	1,805
Operating lease right-of-use assets	8,952	11,840
Goodwill	718,125	745,056
Intangible assets, net of accumulated amortization of $345,829 and $415,804, respectively	345,207	361,835
Deferred income taxes	11,115	3,856
Other long-term assets	2,540	1,509
Other assets of discontinued operations	—	115,562
Total assets	1,399,798	1,556,582
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,723	$3,040
Accrued expenses	36,211	59,658
Current portion of deferred revenue	77,341	75,398
Current portion of long-term debt	2,963	2,963
Other current liabilities	3,161	4,365
Current liabilities of discontinued operations	—	7,961
Total current liabilities	122,399	153,385
Long-term liabilities:
Deferred revenue, net of current portion	2,704	2,350
Deferred income taxes	8,947	34,366
Operating lease liabilities, net of current portion	6,945	8,438
Long-term debt, net of current portion and debt discount	288,876	290,131
Other long-term liabilities	3,412	5,117
Total liabilities	433,283	493,787
Commitments and contingencies (refer to note 10)
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 166,959,761 shares and 164,005,450 shares issued as of June 30, 2026 and December 31, 2025; 152,499,023 and 159,139,562 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	1,671	1,641
Additional paid-in capital	1,277,660	1,255,653
Accumulated deficit	(193,909)	(129,876)
Accumulated other comprehensive income	9,057	2,040
Treasury stock at cost, 14,460,738 and 4,865,888 shares at June 30, 2026 and December 31, 2025, respectively	(127,964)	(66,663)
Total stockholders' equity	966,515	1,062,795
Total liabilities and stockholders' equity	$1,399,798	$1,556,582
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2026	2025	2026	2025
Revenues	$93,271	$92,356	$187,363	$184,455
Cost of revenues	35,122	34,285	69,794	69,005
Operating expenses:
Sales and marketing	14,978	13,658	27,928	26,044
Research and development	9,705	8,972	21,991	19,494
General and administrative	21,933	16,700	50,875	35,985
Depreciation and amortization	11,729	11,070	23,235	21,961
Total operating expenses	58,345	50,400	124,029	103,484
Income (loss) from operations	(196)	7,671	(6,460)	11,966
Other income (expenses):
Interest expense	(4,987)	(4,802)	(9,928)	(9,608)
Net other income (expenses)	(1,205)	1,501	96	3,226
Total other expenses	(6,192)	(3,301)	(9,832)	(6,382)
Income (loss) before income taxes	(6,388)	4,370	(16,292)	5,584
Provision (benefits) for income taxes on continuing operations	(307)	2,874	1,614	2,583
Income (loss) from continuing operations, net of tax	(6,081)	1,496	(17,906)	3,001
Income (loss) from discontinued operations, net of tax	(49,189)	(3,464)	(46,127)	(226)
Net income (loss) attributable to common stockholders	$(55,270)	$(1,968)	$(64,033)	$2,775
Net income (loss) per share attributable to common stockholders:
Basic - Earnings (loss) per common share from continuing operations	$(0.04)	$0.01	$(0.11)	$0.02
Basic - Earnings (loss) per common share from discontinued operations	$(0.32)	$(0.02)	$(0.30)	$—
Basic - Earnings (loss) per common share	$(0.36)	$(0.01)	$(0.41)	$0.02
Diluted - Earnings (loss) per common share from continuing operations	$(0.04)	$0.01	$(0.11)	$0.02
Diluted - Earnings (loss) per common share from discontinued operations	$(0.32)	$(0.02)	$(0.30)	$—
Diluted - Earnings (loss) per common share	$(0.36)	$(0.01)	$(0.41)	$0.02
Weighted average common shares outstanding:
Basic	154,356,779	160,916,057	156,046,326	160,955,936
Diluted	154,356,779	161,849,002	156,046,326	161,601,024
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)	2026	2025	2026	2025
Net income (loss)	$(55,270)	$(1,968)	$(64,033)	$2,775
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax $(516), $(875), $(178), and $(986), respectively	9,007	12,633	3,856	21,375
Change in fair value from interest rate swap, net of tax of $631, $(816), $1,039, and $(1,024), respectively	1,919	(2,416)	3,161	(3,002)
Total other comprehensive income	10,926	10,217	7,017	18,373
Comprehensive income (loss)	$(44,344)	$8,249	$(57,016)	$21,148
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of March 31, 2026	164,005,450	$1,641	$1,262,973	$(138,639)	$(1,869)	(10,680,372)	$(107,062)	$1,017,044
Equity-based compensation expense, net of forfeiture	—	—	6,094	—	—	—	—	6,094
Common stock withheld for tax liabilities	—	—	—	—	—	(585,391)	(3,339)	(3,339)
Common shares issued for employee share-based compensation	1,660,132	17	(17)	—	—	—	—	—
Common shares issued for contingent consideration	1,294,179	13	8,610	—	—	—	—	8,623
Common shares repurchased	—	—	—	—	—	(3,194,975)	(17,563)	(17,563)
Change in fair value from interest rate swap, net of tax	—	—	—	—	1,919	—	—	1,919
Net loss	—	—	—	(55,270)	—	—	—	(55,270)
Foreign currency translation adjustment, net of tax	—	—	—	—	9,007	—	—	9,007
Balance as of June 30, 2026	166,959,761	$1,671	$1,277,660	$(193,909)	$9,057	(14,460,738)	$(127,964)	$966,515

Balance as of December 31, 2025	164,005,450	1,641	1,255,653	(129,876)	2,040	(4,865,888)	$(66,663)	$1,062,795
Equity-based compensation expense, net of forfeiture	—	—	13,414	—	—	—	—	13,414
Common stock withheld for tax liabilities		—	—	—	—	(585,391)	(3,339)	(3,339)
Common shares issued for employee share-based compensation	1,660,132	17	(17)	—	—	—	—	—
Common shares issued for contingent consideration	1,294,179	13	8,610	—	—	—	—	8,623
Common shares repurchased	—					(9,009,459)	(57,962)	(57,962)
Change in fair value from interest rate swap, net of tax	—	—	—	—	3,161	—	—	3,161
Net loss	—	—	—	(64,033)	—	—	—	(64,033)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,856	—	—	3,856
Balance as of June 30, 2026	166,959,761	$1,671	$1,277,660	$(193,909)	$9,057	(14,460,738)	$(127,964)	$966,515
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of March 31, 2025	162,426,898	$1,625	$1,229,660	$(123,538)	$(5,268)	(951,191)	$(18,200)	$1,084,279
Equity-based compensation expense, net of forfeiture	—	—	8,245	—	—	—	—	8,245
Common stock withheld for tax liabilities	—	—	—	—	—	(496,930)	(4,944)	(4,944)
Common shares issued for employee share-based compensation	1,429,392	14	(14)	—	—	—	—	—
Common shares repurchased		—		—	—	(1,793,279)	(25,250)	(25,250)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(2,416)	—	—	(2,416)
Net loss	—	—	—	(1,968)	—	—	—	(1,968)
Foreign currency translation adjustment, net of tax	—	—	—	—	12,633	—	—	12,633
Balance as of June 30, 2025	163,856,290	$1,639	$1,237,891	$(125,506)	$4,949	(3,241,400)	$(48,394)	$1,070,579

Balance as of December 31, 2024	161,958,810	1,620	1,216,925	(128,281)	(13,424)	(949,698)	$(18,184)	$1,058,656
Equity-based compensation expense, net of forfeiture	—	—	15,315	—	—	—	—	15,315
Common stock withheld for tax liabilities	—	—	—	—	—	(498,423)	(4,960)	(4,960)
Common shares issued for employee share-based compensation	1,442,136	14	(14)	—	—	—	—	—
Common shares issued for contingent consideration	455,344	5	5,665	—	—	—	—	5,670
Common shares repurchased	—	—	—	—		(1,793,279)	(25,250)	(25,250)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(3,002)	—	—	(3,002)
Net income	—	—	—	2,775	—	—	—	2,775
Foreign currency translation adjustment	—	—	—	—	21,375	—	—	21,375
Balance as of June 30, 2025	163,856,290	$1,639	$1,237,891	$(125,506)	$4,949	(3,241,400)	$(48,394)	$1,070,579
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)	2026	2025
Cash flows from operating activities:
Net income (loss) from continuing operations	$(17,906)	$3,001
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,342	31,271
Amortization of debt issuance costs	270	289
Provision for credit losses	(22)	401
Equity-based compensation expense	13,414	15,315
Change in fair value of contingent considerations	7,230	(5,901)
Deferred income taxes	(8,698)	(1,969)
Changes in assets and liabilities:
Accounts receivable	8,231	5,575
Prepaid expenses and other assets	(5,622)	5,873
Accounts payable, accrued expenses, and other liabilities	(15,682)	(19,487)
Deferred revenues	2,041	(9,863)
Other operating activities, net	(14)	(1,176)
Cash provided by operating activities - continuing operations	15,584	23,329
Cash provided by operating activities - discontinued operations	6,148	11,865
Net cash provided by operating activities	21,732	35,194
Cash flows from investing activities:
Capital expenditures	(1,252)	(536)
Capitalized software development costs	(13,223)	(12,199)
Cash used in investing activities - continuing operations	(14,475)	(12,735)
Cash provided by investing activities - discontinued operations	69,435	—
Net cash provided (used in) by investing activities	54,960	(12,735)
Cash flows from financing activities:
Payments on long-term debt	(1,481)	(1,500)
Common stock repurchase program	(57,389)	(25,000)
Payments for business acquisition related contingent consideration	(20,121)	(13,230)
Payment of taxes on shares withheld for employee taxes	(3,339)	(4,960)
Net cash used in financing activities	(82,330)	(44,690)
Effect of foreign exchange rate on cash and cash equivalents	384	5,314
Net decrease in cash and cash equivalents	(5,254)	(16,917)
Cash and cash equivalents at beginning of period	189,392	179,183
Cash and cash equivalents at end of period	$184,138	$162,266
Supplemental disclosures of cash flow information
Cash paid for interest	$9,717	$9,300
Cash paid for taxes	$12,137	$6,039
Supplemental schedule of noncash investing and financing activities
Stock issuance or establish liabilities related to business acquisition contingent consideration	$8,623	$5,670
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
(a)    Basis of Presentation and Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other estimates, assumptions used in the allocation of the transaction price to separate performance obligations, estimates towards the measure of progress of completion on fixed-price service contracts, the determination of fair values and useful lives of long-lived assets as well as intangible assets, goodwill, allowance for credit losses for accounts receivable, recoverability of deferred tax assets, recognition of deferred revenue, valuation of interest rate swaps, determination of fair value of equity-based awards, measurement of fair value of contingent consideration, and assumptions used in testing for impairment of long-lived assets and goodwill. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.
On April 21, 2026, the Company entered into a definitive Purchase Agreement (the "Purchase Agreement") with Veristat, LLC to sell its global medical writing and related regulatory services business ("Regulatory and Medical Writing business"). On May 8, 2026, the Company completed the sale of the Regulatory and Medical Writing business to Veristat, LLC. During the second quarter of 2026, the Company determined that the

Regulatory and Medical Writing business met the accounting criteria to be classified as held for sale and discontinued operations. Accordingly, the Company has presented the results of operations and the related cash flows of the Regulatory and Medical Writing business as discontinued operations in the condensed consolidated financial statements through the date of sale. This presentation has been applied retrospectively to all periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.
Unless otherwise noted, discussion within these notes to the interim condensed consolidated financial statements relates to continuing operations.
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the related interim disclosures are unaudited.
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

Contingent liabilities related to acquisitions are measured at fair value using Level 3 unobservable inputs. The Company's estimates of fair value are based upon assumptions believed to be reasonable but that are uncertain and involve significant judgments by management. Any changes in the fair value of these contingent liabilities are included in the earnings in the condensed consolidated statements of operations.

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

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2026:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$103,702	$—	$—	$103,702
Interest rate swap assets	—	1,878	—	1,878
Total assets	$103,702	$1,878	$—	$105,580

Liabilities
Contingent liabilities	$—	$—	$—	$—
Interest rate swap liabilities	—	—	—	—
Total liabilities	$—	$—	$—	$—
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
For the six month period ended June 30, 2026, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 2 assets and liabilities are interest swap assets and liabilities and level 3 liabilities are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

JUNE 30, 2026
(In thousands)
Beginning balance at December 31, 2025	$21,515
Additions	7,230
Transfers out of level 3 (to non–fair value liability)	(28,745)
Ending balance at June 30, 2026	$—
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2025 Annual Report.

(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The Company's cash and cash equivalents was $184,138 and $189,392 at June 30, 2026 and December 31, 2025, respectively.
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
The Company estimates the expected credit losses for accounts receivable using historical loss data adjusted for current economic conditions to estimate the relative size of credit losses to be expected. The Company has elected the practical expedient under ASU 2025-05 to assume that current conditions remain unchanged over the life of the receivables and, accordingly, does not incorporate forecasts of future economic conditions beyond those reflected in current conditions. The Company generally writes off a receivable or records a specific allowance for credit losses if it determines that the receivable is not collectible. Allowances for credit losses of $1,940 and $2,235 were provided in the accompanying condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, respectively.
Accounts receivable consists of the following:

	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Trade receivables	$81,058	$94,556
Unbilled receivables	14,056	9,180
Other receivables	7,585	73
Allowances for credit losses	(1,940)	(2,235)
Accounts receivable, net	$100,759	$101,574
The following table presents the information regarding the allowance for credit losses:

	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Beginning balance	$2,235	$2,164
Provision for credit losses	(22)	1,144
Charge-offs, net of recoveries	(273)	(1,073)
Ending balance of allowances for credit losses	$1,940	$2,235
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
The Company entered into an interest rate swap agreement in May 2022 that pays fixed, receives variable to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025 (“Matured Swap”). As the swap approached maturity, the Company entered into two additional interest rate swap agreements (“New Swaps”) in the second quarter of 2025, each with a notional amount of $115,000, to continue hedging the interest rate risk associated with the term loan debt. These new swaps also pay fixed interest rates and receive variable rates. The fixed interest rates on the two swaps are 3.62% and 3.64%, respectively. Both contracts became effective on August 31, 2025, and will mature on August 31, 2029. The Company designates these swaps as cash flow hedges at hedge inception. At June 30, 2026 and December 31, 2025, the Matured Swap had a fair value of $0. The New Swaps had total fair value of $1,878 and $(2,322) at June 30, 2026 and December 31, 2025, respectively. The gross fair value recognized in accumulated other comprehensive income (loss) was $1,878 and $(2,322) at June 30, 2026 and December 31, 2025, respectively.
The Company uses derivatives to manage certain interest exposures and designates all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations was $10, $941, $43, and $1,883 for the three and six months ended June 30, 2026 and 2025, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

Interest rate swap derivatives designated as cash flow hedging instruments:	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$729	$—
Other long-term assets	$1,149	$—
Other current liabilities	$—	$533
Other long-term liabilities	$—	$1,789

The net amount of deferred gain related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gain (loss) into earnings over the next twelve months is $729.
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
Consulting Service Revenues
The Company’s primary professional services offering includes consulting services, which may be either strategic consulting services, reporting and analysis services, or any combination of the two. The Company’s professional services contracts are either time-and-materials or fixed fee. Service revenues are generally recognized over time as the services are performed. Generally, these services are delivered to customers electronically. Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred. Revenues for fixed-price services are generally recognized over time by applying input methods to estimate progress to completion. Accordingly, the number of resources being paid for and the varying lengths of time they are being paid for determine the measure of progress.
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

Contract balances at June 30, 2026, December 31, 2025 and 2024 were as follows:

	JUNE 30, 2026	DECEMBER 31, 2025	DECEMBER 31, 2024
	(In thousands)
Contract assets	$14,056	$9,180	$10,953
Contract liabilities	$80,045	$77,748	$78,849
During the six months ended June 30, 2026, the Company recognized revenue of $54,592 related to contract liabilities at December 31, 2025.
The unsatisfied performance obligations as of June 30, 2026 were $151,039. We expect to recognize $110,529, or 73.2% of this revenue over the next 12 months and the remainder thereafter.
Deferred Contract Acquisition Costs
Under ASC Topic 606, sales commissions paid to the sales force and the related employer payroll taxes, collectively deferred contract acquisition costs, are considered incremental and recoverable costs of obtaining a contract with a customer.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. The costs capitalized are primarily sales commissions for our sales force personnel. Capitalized costs to obtain a contract are amortized on a straight-line basis over the expected period of benefit. Amortization of capitalized costs is included in sales and marketing expenses in our condensed consolidated statements of operations.
Capitalized contract acquisition costs were $1,882 and $1,351 as of June 30, 2026 and December 31, 2025, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(In thousands)
Software licenses transferred at a point in time	$18,580	$18,714	$40,104	$38,577
Software licenses transferred over time	30,215	27,981	58,418	54,487
Service revenues earned over time	44,476	45,661	88,841	91,391
Total	$93,271	$92,356	$187,363	$184,455
(j)    Goodwill
As of June 30, 2026, the Company had three reporting units – Certara Data Science Software (“CDS”), the Certara Predictive Technologies reporting unit (“CPT”), and the Certara Drug Development Services reporting unit (“CDDS”), which are within a single operating segment of the Company. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. When testing goodwill for impairment, the Company performs a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair values of the reporting units are less than their carrying amounts. If the Company determines that it is not more-likely-than-not that the fair values of the reporting units are less than their carrying values, no further assessment is performed. If the Company determines that it is more-likely-than-not that the fair values of the reporting units are less than carrying value, the Company proceeds to perform a quantitative goodwill impairment test. If the result of the quantitative test shows that the carrying amount of reporting units exceeds its fair values, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
In connection with the sale of the Company's Regulatory and Medical Writing business, the Company determined that the planned disposition represented a triggering event requiring an interim goodwill impairment assessment. Accordingly, the Company performed a quantitative goodwill impairment test immediately prior to the disposal date. Based on the results of the test, the estimated fair value of each reporting unit exceeded its respective carrying amount, including goodwill. As a result, no goodwill impairment charge was recognized as of the date of the sale.
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
3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At June 30, 2026 and December 31, 2025, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of June 30, 2026 and December 31, 2025, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the six months ended June 30, 2026 and 2025.
4.    Divestiture and Discontinued Operation
On April 21, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Veristat, LLC to sell the Regulatory and Medical Writing business. The sale is part of management's strategy to simplify the Company's portfolio and focus on its core businesses. On May 8, 2026, the Company completed the sale of the Regulatory and Medical Writing business. The Company received cash consideration of $69,435, with an additional $15,000 placed in escrow to be released to the Company upon the satisfaction of certain post-closing conditions. In addition, the Company is eligible to receive an earn-out payment of up to $35,000 based on the financial performance (as defined in the Purchase Agreement) of such business over a specified period following closing. The transaction resulted in an estimated pretax loss on sale of $65,481, including an estimated after-tax loss of $48,576, which was recorded in loss from discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2026. The final loss recognized may differ from the amount currently recognized due to the final escrow amount realized and the ultimate settlement of the earn-out.
During the second quarter of 2026, the Company determined that the Regulatory and Medical Writing business met the accounting criteria to be classified as held for sale and discontinued operations. Accordingly, the Company has presented the results of operations and the related cash flows of the Regulatory and Medical Writing business as discontinued operations in the condensed consolidated financial statements through the date of sale. This presentation has been applied retrospectively to all periods presented. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations.
In connection with the transaction, the Company entered into a Transition Services Agreement ("TSA") pursuant to which it will provide certain transition services to the service recipient, including information technology and other administrative functions. The initial service periods for the individual services specified in the TSA generally range from three to twelve months following the closing of the transaction. The service recipient may, by providing the Company with at least thirty (30) days' prior written notice prior to the expiration of the applicable service period, extend any service for up to two additional extension periods, subject to the terms and conditions of the TSA. Other than the services provided pursuant to the TSA, the Company has no significant continuing involvement with the disposed business following the closing of the transaction.

The following table presents the major categories of income (loss) from discontinued operations related to sale of the Regulatory and Medical Writing business:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(In thousands)
Total revenues	$6,389	$12,214	$19,212	$26,119
Cost of Revenues	3,717	6,431	10,663	13,232
Sales and marketing	67	331	472	662
General and administrative	110	486	545	855
Depreciation and amortization	1,287	3,085	4,363	6,161
Income from discontinued operations	1,208	1,881	3,169	5,209
Pre-tax loss on the disposal of discontinued operations	(65,481)	—	(65,481)	—
Total income (loss) from discontinued operations before income taxes	(64,273)	1,881	(62,312)	5,209
Income tax expense (benefit)	(15,084)	5,345	(16,185)	5,435
Total loss from discontinued operations, net of tax	$(49,189)	$(3,464)	$(46,127)	$(226)

The following table presents the major classes of assets and liabilities of discontinued operations related to sale of the Regulatory and Medical Writing business as of December 31, 2025:

December 31, 2025
(In thousands)
Assets
Accounts receivable	$1,951
Prepaid expenses and other current assets	315
Property and equipment, net	48
Operating lease right-of-use assets	99
Goodwill	28,255
Intangible assets, net of accumulated amortization	85,641
Other long-term assets	133
Deferred income taxes	1,386
Total assets of discontinued operations	$117,828
Liabilities
Accounts payable	$386
Accrued expenses	7,473
Current portion of deferred revenue	14
Other short-term liabilities	88
Total liabilities of discontinued operations	$7,961

5.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at June 30, 2026 and December 31, 2025 consisted of the following:

	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Prepaid expenses	$11,384	$8,020
Income tax receivable	4,668	5,388
Research and development tax credit receivable	8,474	7,352
Current portion of interest rate swap asset	729	—
Other current assets	2,034	1,127
Prepaid expenses and other current assets	$27,289	$21,887
Other long-term assets at June 30, 2026 and December 31, 2025 consisted of the following:

	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Long-term deposits	$949	$1,024
Interest rate swap asset - long-term	1,149	—
Deferred financing cost	442	485
Total other long-term assets	$2,540	$1,509

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
As of each of June 30, 2026 and December 31, 2025, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 6.45% and 7.40% for the six months ended June 30, 2026 and 2025, respectively, for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements and continues to use the swaps to mitigate the interest risk for the Company's debt obligations under the Credit Agreement.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $4,766 and $5,494, $9,520 and $10,964 for the three and six months ended June 30, 2026 and 2025, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $52 and $53 at June 30, 2026 and December 31, 2025, respectively, and is included in accrued expenses. Commitment fees incurred for the undrawn balance of the revolving line of credit were $63 and $73, $126, and $167 for the three and six months ended June 30, 2026 and 2025, respectively. There was $1 accrued interest payable on the revolving line of credit as of each of June 30, 2026 and December 31, 2025.
Long-term debt consists of the following:

	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Term loans	$294,028	$295,509
Revolving line of credit	—	—
Less: debt issuance costs	(2,189)	(2,415)
Total	291,839	293,094
Current portion of long-term debt	(2,963)	(2,963)
Long-term debt, net of current portion and debt issuance costs	$288,876	$290,131
The principal amount of long-term debt outstanding as of June 30, 2026 matures in the following years:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	TOTAL
	(In thousands)
Maturities	$1,481	$2,963	$2,963	$2,963	$2,963	$280,695	$294,028
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
Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At June 30, 2026, the weighted average remaining lease terms was 6 years for operating leases, and the weighted average discount rate was 6.1% for operating leases. For additional information on the Company's leases, see Note 13. “Leases” to the consolidated financial statements included in the Company’s 2025 Annual Report.
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025:

Lease Position	Balance Sheet Classification	JUNE 30, 2026	DECEMBER 31, 2025
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$8,952	$11,840
Total lease assets		$8,952	$11,840

Liabilities
Current
Operating	Other current liabilities	$3,161	$3,832

Noncurrent
Operating	Operating lease liabilities, net of current portion	6,945	8,438
Total lease liabilities		$10,106	$12,270

The following table summarizes by year the maturities of our minimum lease payments as of June 30, 2026:

OPERATING LEASES
(In thousands)
Remainder of 2026	$1,995
2027	2,841
2028	1,330
2029	1,176
2030	1,098
Thereafter	4,105
Total future lease payments	12,545
Less: imputed interest	(2,439)
Total	$10,106
8.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Accrued compensation	$21,196	$36,452
Legal and professional accruals	7,006	5,608
Interest payable	53	54
Income taxes payable	6,482	(5,521)
Short-term contingent consideration liabilities	464	21,979
Other	1,010	1,086
Total accrued expenses	$36,211	$59,658

Other long-term liabilities consist of the following:

	JUNE 30, 2026	DECEMBER 31, 2025
	(In thousands)
Uncertain tax position liability	$3,412	$3,328
Derivative liabilities - long-term	—	1,789
Total other long-term liabilities	$3,412	$5,117

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
Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $55 and $121 for the three and six months ended June 30, 2025, respectively. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.
Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $118 and $242 for the three and six months ended June 30, 2025, respectively. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.
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

A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2025	3,358,181	$14.48
Granted	2,582,605	5.13
Vested*	(1,550,700)	15.59
Forfeited	(254,321)	12.88
Cancelled	(3,255)	11.09
Non-vested RSUs as of June 30, 2026	4,132,510	$8.32
__________________________________

* The number of the RSUs vested included 528,917 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the RSUs were $5,174, $5,507, $11,461, and $12,240 for the three and six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the total unrecognized equity-based compensation expense related to outstanding RSUs was $28,805, which is expected to be recognized over a weighted-average period of 21 months.
Performance Stock Units ("PSUs")
PSUs are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds, including year over year revenue growth, unlevered free cash flow growth, annual revenue, and annual EBITDA. The PSUs granted in 2024, 2025 and 2026 also contain market conditions.
Equity-based compensation for the PSUs is recognized in accordance with ASC 718. Equity-based compensation cost for PSUs with performance conditions is recognized only to the extent a threshold is probable of being achieved and is recognized using the accelerated attribution approach. The Company will continue to assess the probability of each condition being achieved at each reporting period to determine whether and when to recognize compensation cost. PSUs granted in 2024, 2025, and 2026 also contain market conditions. For PSUs that include a market condition and no other performance conditions, the effect of the market condition is reflected in the grant-date fair value of the award, and compensation cost attributable to the market condition is recognized regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered.

A summary of the Company’s PSU activity for the period ended June 30, 2026 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2025	1,194,188	$13.05
Granted	1,648,576	3.11
Vested	—	—
Forfeited	(17,495)	8.25
Cancelled*	(200,263)	25.26
Non-vested PSUs as of June 30, 2026	2,625,006	$5.91
__________________________________

*    During the first six months of 2026, the Company cancelled 200,263 PSU shares that did not meet the required performance and market conditions for vesting.

Equity-based compensation expenses (income) related to the PSUs were $919 and $2,565, $1,952, and $2,713 for the three and six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the total unrecognized equity-based compensation expense related to outstanding PSUs was $7,377, which is expected to be recognized over a weighted-average period of 16.2 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations for each period presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenues	$1,780	$2,464	$4,778	$5,598
Sales and marketing	730	1,056	1,722	1,890
Research and development	673	668	1,732	1,601
General and administrative	2,911	4,057	5,182	6,226
Total	$6,094	$8,245	$13,414	$15,315

10.     Commitments and Contingencies
Contingent consideration
In connection with certain of the Company's business acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. Furthermore, the Company agreed to pay additional contingent consideration related to a business acquisition, contingent on the resolution of certain tax-related contingencies. For the six months ended June 30, 2026, the Company paid contingent consideration of $28,744, consisting of $20,121 in cash and $8,623 in Company stock. The total contingent liabilities were $464 and $21,979 at June 30, 2026 and December 31, 2025, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheet.

Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of June 30, 2026.
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

The following table summarizes revenue by geographic area for the three and six months ended June 30, 2026 and 2025:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(In thousands)
Revenue(1):
Americas	$62,110	$63,128	$122,255	$124,534
EMEA	20,701	21,125	46,256	43,966
Asia Pacific	10,460	8,103	18,852	15,955
Total	$93,271	$92,356	$187,363	$184,455
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(In thousands)
Revenues	$93,271	$92,356	$187,363	$184,455
Less:
Employee expense-non equity	55,993	53,979	111,368	107,194
Equity-based compensation expense	6,094	8,245	13,414	15,315
Equipment and software expense	4,919	4,251	9,552	7,809
Direct cost of revenues	2,082	1,972	4,006	3,689
Professional services expense	8,447	6,650	15,662	13,266
Change in fair value of contingent consideration	—	(5,722)	7,230	(5,901)
Depreciation and amortization	16,329	15,733	32,342	31,271
Other segment expense (income)*	808	(1,924)	153	(3,380)
Interest expense	4,987	4,802	9,928	9,608
Income tax expense (benefit)	(307)	2,874	1,614	2,583
Segment net income (loss) from continuing operations	$(6,081)	$1,496	$(17,906)	$3,001

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) from continuing operations	$(6,081)	$1,496	$(17,906)	$3,001

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
The Company's global ETR for continuing operations for the three and six months ended June 30, 2026 and 2025 were 5%, 66%, (10)%, and 46%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall increase in pre-tax book loss, the impact of non-deductible items, and the tax effect of certain discrete items. The Company's global ETR for the six months ended June 30, 2026 and 2025 were 19% and 74%, respectively.

13.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(In thousands, except per share and share data)
Income (loss) from continuing operations, net of tax	$(6,081)	$1,496	$(17,906)	$3,001
Basic weighted-average common shares outstanding	154,356,779	160,916,057	156,046,326	160,955,936
Basic earnings per common share from continuing operations	$(0.04)	$0.01	$(0.11)	$0.02

Diluted earnings per share
Income (loss) from continuing operations, net of tax	$(6,081)	$1,496	$(17,906)	$3,001
Basic weighted-average common shares outstanding	154,356,779	160,916,057	156,046,326	160,955,936
Dilutive potential common shares	—	932,945	—	645,088
Diluted weighted-average common shares outstanding	154,356,779	161,849,002	156,046,326	161,601,024
Diluted earnings per common share from continuing operations	$(0.04)	$0.01	$(0.11)	$0.02
__________________________________

(a) For the three and six months ended June 30, 2026, the Company repurchased 3,194,975 and 9,009,459 shares of its common stock, respectively, under the stock repurchase program authorized by the Company's Board of Directors on April 11, 2025. The program total authorizes the Company to repurchase up to $100,000 of its common stock.

(b) For the three and six months ended June 30, 2026, the Company excluded potentially dilutive securities from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.

14.        Subsequent Event
On August 3, 2026, the Company's Board of Directors authorized an increase to the share repurchase program pursuant to which the Company may repurchase up to an additional $50,000 of its outstanding common stock. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, or other means, subject to market conditions, applicable legal requirements, and other factors. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice.

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
Drug development is necessarily a highly regulated process involving the collection of vast amounts of laboratory, clinical and evidence data, and there are many failures at every step along the way that add to total cost. On average, the pharmaceutical industry spends more than $290 billion annually on research and development (“R&D”). Generally, companies spend an average of $6.2 billion per FDA-approved drug to develop one new medicine, including the cost of failures, according to “Analysis of pharma R&D productivity -

a new perspective needed” on Drug Discovery Today. Our technology and scientists incorporate modern advances in scientific understanding, drug research and development experience, data analysis, and AI, resulting in significant opportunities to decrease the cost and increase the odds of new drug approval and commercial success.
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
Native AI and machine learning technologies are being incorporated across our technology and consulting services portfolios, providing opportunities to expand the number of data sources utilized, better predict outcomes, and streamline reporting. For example, we are using machine learning to automate and speed the process of biosimulation.
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
The table below summarizes our quarterly bookings and net software retention rate trends from continuing operations:

	2026		2025
	Q1	Q2	Q1	Q2
	(in millions except percentage)
Bookings	$97.2	$98.3	$98.4	$97.4
Net Retention Rates	106.1%	101.5%	102.4%	107.6%
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
Divestiture and Discontinued Operation
On April 21, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Veristat, LLC to sell its global medical writing and related regulatory services business (the "Regulatory and Medical Writing business"). On May 8, 2026, the Company completed the sale of the Regulatory and Medical Writing business. The Company received cash consideration of $69.4 million, with an additional $15.0 million placed in escrow to be released to the Company upon the satisfaction of certain post-closing conditions. In addition, the Company is eligible to receive an earn-out payment of up to $35.0 million based on the financial performance (as defined in the Purchase Agreement) of such business over a specified period following closing. The transaction resulted in an estimated pretax loss on sale of $65.5 million, including an estimated after-tax loss of $48.6 million, which was recorded in loss from discontinued operations, in the condensed consolidated statement of operations for the three and six months ended June 30, 2026. The final loss recognized may differ from the amount currently recognized due to the final escrow amount realized and the ultimate settlement of the earn-out.

During the second quarter of 2026, the Company determined that the Regulatory and Medical Writing business met the accounting criteria to be classified as held for sale and discontinued operations. Accordingly, the Company has presented the results of operations and the related cash flows of the Regulatory and Medical Writing business as discontinued operations in the condensed consolidated financial statements through the date of sale. This presentation has been applied retrospectively to all periods presented.
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
Management measures operating performance based on adjusted EBITDA defined for a particular period as net income (loss) from continuing operations excluding interest expense, provision (benefit) for income taxes, depreciation and amortization expense, equity-based compensation expense, change in fair value of contingent consideration, acquisition expense, and other items not indicative of our ongoing operating performance. Management also measures operating performance based on adjusted net income defined for a particular period as net income (loss) from continuing operations excluding equity-based compensation expense, amortization of acquisition-related intangible assets, change in contingent consideration, acquisition and integration expense, and other items not indicative of our ongoing operating performance. Further, management measures operating performance based on adjusted diluted earnings per share defined for a particular period as adjusted net income from continuing operations divided by the weighted-average diluted common shares outstanding.
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

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) from continuing operations(a)	$(6,081)	$1,496	$(17,906)	$3,001
Interest expense(a)	4,987	4,802	9,928	9,608
Interest income(a)	(943)	(1,243)	(2,069)	(2,885)
(Benefit from) Provision for income taxes(a)	(307)	2,874	1,614	2,583
Intangible asset amortization and fixed assets depreciation(a)	16,329	15,733	32,342	31,271
Currency (gain) loss(a)	2,358	(577)	2,418	(639)
Equity-based compensation expense(b)	6,094	8,245	13,414	15,315
Change in fair value of contingent consideration(d)	—	(5,722)	7,230	(5,901)
Acquisition-related expenses(e)	(132)	428	(114)	1,304
Reorganization expense(f)	3,182	934	4,187	1,085
Loss (gain) on disposal of fixed assets(g)	(24)	(1)	(14)	5
Executive recruiting expense(h)	735	—	1,851	661
Adjusted EBITDA	$26,198	$26,969	$52,881	$55,408

The following table reconciles net income (loss) from continuing operations to adjusted net income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) from continuing operations(a)	$(6,081)	$1,496	$(17,906)	$3,001
Currency (gain) loss(a)	2,358	(577)	2,418	(639)
Equity-based compensation expense(b)	6,094	8,245	13,414	15,315
Amortization of acquisition-related intangible assets(c)	10,849	10,947	21,640	21,938
Change in fair value of contingent consideration(d)	—	(5,722)	7,230	(5,901)
Acquisition-related expenses(e)	(132)	428	(114)	1,304
Reorganization expense(f)	3,182	934	4,187	1,085
Loss (gain) on disposal of fixed assets(g)	(24)	(1)	(14)	5
Executive recruiting expense(h)	735	—	1,851	661
Income tax expense impact of adjustments(i)	(4,441)	(3,023)	(11,132)	(7,319)
Adjusted net income	$12,540	$12,727	$21,574	$29,450

The following table reconciles diluted earnings per share from continuing operations to adjusted diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025

Diluted earnings per share from continued operations (a)	(0.04)	0.01	(0.11)	0.02
Currency (gain) loss(a)	0.02	—	0.02	—
Equity-based compensation expense(b)	0.04	0.05	0.08	0.09
Amortization of acquisition-related intangible assets(c)	0.07	0.07	0.13	0.14
Change in fair value of contingent consideration(d)	—	(0.04)	0.05	(0.04)
Acquisition-related expenses(e)	—	—	—	0.01
Reorganization expense(f)	0.02	0.01	0.03	0.01
Loss (gain) on disposal of fixed assets(g)	—	—	—	—
Executive recruiting expense(h)	—	—	0.01	—
Income tax expense impact of adjustments(i)	(0.03)	(0.02)	(0.07)	(0.05)

Adjusted diluted earnings per share	$0.08	$0.08	$0.14	$0.18

Basic weighted average common shares outstanding	154,356,779	160,916,057	156,046,326	160,955,936
Effect of potentially dilutive shares outstanding (j)	595,507	932,945	433,412	645,088
Adjusted diluted weighted average common shares outstanding	154,952,286	161,849,002	156,479,738	161,601,024
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
Results of Operations
The following results of operations present our continuing operations for the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025, respectively. All results from the Regulatory and Medical Writing business are presented within income (loss) from discontinued operations for these periods.
Three Months Ended June 30, 2026 Versus Three Months Ended June 30, 2025
The following table summarizes our unaudited statements of operations data for the three months ended at June 30, 2026 and 2025:
Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Software	$48,796	$46,695	$2,101	4%
Services	44,475	45,661	(1,186)	(3)%
Total revenues	$93,271	$92,356	$915	1%

Total revenues increased by $0.9 million, or 1%, to $93.3 million for the three months ended June 30, 2026 as compared to the same period in 2025. Overall revenue growth was primarily driven by our software product offerings, supported by strong demand from existing customers and expansion of relationships with existing customers and new customers.
Software revenues increased by $2.1 million, or 4%, to $48.8 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily driven by increased demand from existing customers and expanded relationships with existing customers.
Services revenues decreased by $1.2 million to $44.5 million for the three months ended June 30, 2026 as compared to the same period in 2025.
Cost of Revenues

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Cost of revenues	$35,122	$34,285	$837	2%
% of total revenues	38%	37%
Cost of revenues increased $0.8 million, or 2%, to $35.1 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase in cost of revenue was primarily due to a $1.0 million increase in employee-related costs and a $0.9 million increase in professional and consulting expense, partially offset by a $0.7 million decrease in stock-based compensation costs and a $0.4 million decrease in other miscellaneous expenses.

Sales and Marketing Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Sales and marketing	$14,978	$13,658	$1,320	10%
% of total revenues	16%	15%
Sales and marketing expenses increased by $1.3 million, or 10%, to $15.0 million for the three months ended June 30, 2026 as compared to the same period in 2025. Sales and marketing expenses increased primarily due to a $1.0 million increase in professional and consulting expense, a $0.3 million increase in employee-related costs, and an aggregate $0.3 million increase in travel, marketing, and equipment and software expenses, partially offset by a $0.3 million decrease in stock-based compensation costs.
Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Research and development	$9,705	$8,972	$733	8%
% of total revenues	10%	10%

Research and development expenses increased by $0.7 million, or 8%, to $9.7 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase in research and development expenses was primarily due to a $0.6 million increase in employee-related costs.
General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
General and administrative	$21,933	$16,700	$5,233	31%
% of total revenues	24%	18%
General and administrative expenses increased by $5.2 million, or 31%, to $21.9 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase in general and administrative expenses was primarily due to a $5.7 million increase related to the remeasurement of the fair value of business acquisition contingent consideration, primarily due to the absence of a non-recurring favorable change recognized in the prior year that reduced expenses in that period, a $0.6 million increase in executive recruiting expenses, a $0.5 million increase in lease abandonment expense, and a $0.3 million increase in equipment and software expense, partially offset by a $1.1 million decrease in stock-based compensation costs, and a $0.8 million decrease in facility-lease related expense.

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Depreciation and amortization	$11,729	$11,070	$659	6%
% of total revenues	13%	12%
Depreciation and amortization expense increased by $0.7 million, or 6%, to $11.7 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase in depreciation and amortization expense was primarily due to a $0.8 million increase in depreciation of computer equipment.
Interest Expense

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Interest expense	$4,987	$4,802	$185	4%
% of total revenues	5%	5%

Interest expense increased by $0.2 million, or 4%, to $5.0 million for the three months ended June 30, 2026, as compared to the same period in 2025. The change in interest expense was primarily due to a $0.9 million decrease in gain from our interest swap hedge activities, partially offset by a $0.7 million decrease in interest expense from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan.

Net Other Income

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net other (income) expense	$1,205	$(1,501)	$2,706	(180)%
% of total revenues	1%	(2)%
Net other income decreased by $2.7 million to a net expense of $1.2 million for the three months ended June 30, 2026 as compared to the same period in 2025. The decrease in net other income was primarily due to a $2.4 million increase in loss from remeasurement related to the fluctuation of the foreign currency rate, and a $0.3 million decrease in interest income.
Provision (Benefits) from Income Taxes

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Provision (Benefits) from Income Taxes	$(307)	$2,874	$(3,181)	(111)%
Effective income tax rate	5%	66%
Our income tax benefit was $0.3 million, resulting in an effective income tax rate of 5% for the three months ended June 30, 2026 as compared to income tax expense of $2.9 million, or an effective income tax rate of 66%, for the same period in 2025. Our income tax expense for the three months ended June 30, 2026 and 2025 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Income (Loss) from continuing operations

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net income (loss)	$(6,081)	$1,496	$(7,577)	(506)%
Net loss was $6.1 million, representing a $7.6 million decrease in net income for the three months ended June 30, 2026 as compared to net income of $1.5 million for the same period of 2025. The decrease in net income was primarily due to a $7.9 million increase in operating expenses, a $2.9 million increase in total other expense, and a $0.8 million increase in cost of revenue, partially offset by a $3.2 million decrease in tax expense and a $0.9 million increase in revenue.

Six Months Ended June 30, 2026 Versus Six Months Ended June 30, 2025
The following table summarizes our unaudited statements of operations data for the six months ended at June 30, 2026 and 2025:

Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Software	$98,522	$93,064	$5,458	6%
Services	88,841	91,391	(2,550)	(3)%
Total revenues	$187,363	$184,455	$2,908	2%
Total revenues increased by $2.9 million, or 2%, to $187.4 million for the six months ended June 30, 2026 as compared to the same period in 2025. Overall revenue growth was primarily driven by our software product offerings, supported by strong demand from existing customers and expansion of relationships with existing customers.
Software revenues increased by $5.5 million, or 6%, to $98.5 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily driven by increased demand from existing customers and expanded relationships with existing customers.
Services revenues decreased by $2.6 million, or 3%, to $88.8 million for the six months ended June 30, 2026 as compared to the same period in 2025.
Cost of Revenues

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Cost of revenues	$69,794	$69,005	$789	1%
% of total revenues	37%	37%
Cost of revenues increased $0.8 million, or 1%, to $69.8 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase in cost of revenue was primarily due to a $1.4 million increase in professional and consulting expenses, a $0.9 million increase in employee-related costs, and a $0.4 million increase in cost of license, partially offset by a $0.8 million decrease in stock based compensation costs, a $0.6 million decrease in other miscellaneous expense, and a $0.5 million decrease in executive recruiting expense.

Sales and Marketing Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Sales and marketing	$27,928	$26,044	$1,884	7%
% of total revenues	15%	14%
Sales and marketing expenses increased by $1.9 million, or 7%, to $27.9 million for the six months ended June 30, 2026 as compared to the same period in 2025. Sales and marketing expenses increased primarily due to a $0.9 million increase in professional and consulting expense, a $0.6 million increase in employee-related costs, a $0.3 million increase in marketing expense, and a $0.3 increase in travel expense, partially offset by a $0.2 million decrease in stock-based compensation costs.
Research and Development Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Research and development	$21,991	$19,494	$2,497	13%
% of total revenues	12%	11%
Research and development expenses increased by $2.5 million, or 13%, to $22.0 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase in research and development expenses was primarily due to a $2.8 million increase in employee-related costs mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, a $0.5 million increase in miscellaneous expense, a $0.1 million increase in stock-based compensation costs, and a $0.1 million increase in facility-lease related expense, partially offset by a $1.2 million increase in capitalized cost in R&D.
General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
General and administrative	$50,875	$35,985	$14,890	41%
% of total revenues	27%	20%
General and administrative expenses increased by $14.9 million, or 41%, to $50.9 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase in general and administrative expenses was primarily due to a $13.1 million increase in business acquisition contingent consideration expense, driven primarily by an additional $7.2 million recorded during the current year, as well as the favorable impact of a decrease in the contingent consideration liability recognized in the same period in 2025, a $1.6 million increase in executive recruiting and retention expenses, a $1.3 million increase in lease abandonment expense, primarily due to the absence of a non-recurring gain recognized in the prior year that reduced expenses in that period, a $1.3 million increase in equipment and software expense, and a $0.7 million increase in professional and consulting expense, partially offset by a $1.0 million decrease in stock-based compensation costs, a $0.9 million in facility-lease related expenses, a $0.7 million decrease in merger and acquisition expense and a $0.5 million decrease in provision of allowance of credit loss.

Depreciation and Amortization

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Depreciation and amortization	$23,235	$21,961	$1,274	6%
% of total revenues	12%	12%
Depreciation and amortization expense increased by $1.3 million, or 6%, to $23,235 for the six months ended June 30, 2026 as compared to the same period in 2025. The increase in depreciation and amortization expense was primarily due to a $0.6 million net increase in amortization of intangible assets, primarily related to a $0.7 million increase in amortization of capitalized software. In addition, depreciation expense for fixed assets increased $0.6 million, primarily due to a $0.6 million increase in depreciation of computer equipment.
Interest Expense

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Interest expense	$9,928	$9,608	$320	3%
% of total revenues	5%	5%

Interest expense increased by $0.3 million, or 3%, to $9.9 million for the six months ended June 30, 2026, as compared to the same period in 2025. The change in interest expense was primarily due to a $1.8 million decrease in gain from our interest swap hedge activities, partially offset by a $1.4 million decrease in interest expense from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan.
Net Other Income

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net other (income) expense	$(96)	$(3,226)	$3,130	(97)%
% of total revenues	—%	(2)%
Net other income decreased by $3.1 million to $0.1 million for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in net other income was primarily due to a $2.2 million increase in loss from remeasurement related to the fluctuation of the foreign currency rate and a $0.8 million decrease in interest income.

Provision (Benefits) from Income Taxes

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Provision (Benefits) from Income Taxes	1,614	2,583	$(969)	(38)%
Effective income tax rate	(10)%	46%
Our income tax expense was $1.6 million, resulting in an effective income tax rate of (10)% for the six months ended June 30, 2026 as compared to income tax expense of $2.6 million, or an effective income tax rate of 46%, for the same period in 2025. Our income tax expense for the six months ended June 30, 2026 and 2025 was primarily due to the tax effects of U.S. pre-tax income (loss), the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Net Income (Loss) from continuing operations

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net income (loss)	(17,906)	3,001	(20,907)	(697)%
Net loss was $17.9 million, representing a $20.9 million decrease in net income for the six months ended June 30, 2026 as compared to a net income of $3.0 million for the same period of 2025. The decrease in net income was primarily due to a $20.5 million increase in operating expenses, a $3.5 million increase in total other expense, and a $0.8 million increase in expense of cost of revenue, partially offset by a $2.9 million increase in revenue and a $1.0 million decrease in tax expense.

The following table presents the major categories of income (loss) from discontinued operations related to the sale of the Regulatory and Medical Writing business:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
	(In thousands)
Total revenues	$6,389	$12,214	$19,212	$26,119
Cost of Revenues	3,717	6,431	10,663	13,232
Sales and marketing	67	331	472	662
General and administrative	110	486	545	855
Depreciation and amortization	1,287	3,085	4,363	6,161
Income from discontinued operations	1,208	1,881	3,169	5,209
Pre-tax loss on the disposal of discontinued operations	(65,481)	—	(65,481)	—
Total income (loss) from discontinued operations before income taxes	(64,273)	1,881	(62,312)	5,209
Income tax expense (benefit)	(15,084)	5,345	(16,185)	5,435
Total loss from discontinued operations, net of tax	$(49,189)	$(3,464)	$(46,127)	$(226)

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $15.6 million and $23.3 million from continuing operations as a source of funds for the six months ended June 30, 2026 and 2025, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the six- and 12-month periods ended at June 30, 2026 and December 31, 2025, respectively, and as of June 30, 2026 and December 31, 2025.

	JUNE 30, 2026	DECEMBER 31, 2025
	(dollars in thousands)
Net cash from operating activities of continuing operations(a)	$15,584	$72,180
Cash and cash equivalents(b)	$184,138	$189,392
Term loan credit facilities	$294,028	$295,509
Revolving line of credit	$100,000	$100,000
___________________________________
(a)     Net cash from operating activities for the six months ended June 30, 2026 and twelve months ended December 31, 2025.
(b)    Cash balances as of June 30, 2026 and December 31, 2025 included $50.7 million and $76.2 million in cash and cash     equivalents, respectively, held outside of the United States.

On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of its common stock. For the six months ended June 30, 2026, we repurchased 9,009,459 shares of our common stock for an aggregate purchase price and fees of $57.4 million under the authorized share repurchase program. These repurchases resulted in an increase in treasury stock and reduced weighted-average diluted shares outstanding. As of June 30, 2026, no funds remained available under the Company's existing share repurchase authorization program.
Our other material cash requirements from known contractual obligations are principal and interest payments on long term debt. We also have future cash obligations of $12.5 million for lease contracts, which have remaining terms of one to nine years.
The principal amount of long-term debt outstanding as of June 30, 2026 matures in the following years:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	TOTAL
	(in thousands)
Maturities	$1,481	$2,963	$2,963	$2,963	$2,963	$280,695	$294,028
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
Cash Flows
The following table presents a summary of our cash flows from continuing operations for the periods shown:

	SIX MONTHS ENDED JUNE 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$15,584	$23,329
Net cash used in investing activities	(14,475)	(12,735)
Net cash used in financing activities	(82,330)	(44,690)
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first six months of 2026 was $15.6 million, compared to $23.3 million in the same period of 2025. The $7.7 million decrease in cash from operating activities was primarily driven by lower cash-adjusted net income, an increase in cash used for prepaid and other assets and a decrease in cash collected on accounts receivable, partially offset by higher cash inflows from deferred revenues and less cash outflows to settle liabilities.
Investing Activities
Net cash used in investing activities in the first six months of 2026 was $14.5 million, an increase of $1.7 million, compared to $12.7 million in the same period of 2025. The change in investing activities was primarily due to a $1.0 million increase in cash utilized in capitalized software development costs to support our growth and a $0.7 million increase in cash outflow for capital expenditure.
Financing Activities
Net cash used in financing activities in the first six months of 2026 was $82.3 million, compared to $44.7 million in the same period of 2025. The $37.6 million increase in cash used in financing activities was primarily due to a $32.4 million increase in cash used in connection with repurchasing the Company's common stock and a $6.9 million increase in cash payments related to contingent consideration for business acquisitions, partially offset by a $1.6 million decrease in cash payments associated with share awards vested and withheld for payroll tax.

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
All obligations under the Credit Agreement are unconditionally guaranteed by our wholly owned direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of June 30, 2026, we were in compliance with the covenants of the Credit Agreement.
As of June 30, 2026, we had $294.0 million of outstanding borrowings on the Term Loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the six months ended June 30, 2026 from those disclosed in our 2025 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax expense of $1.6 million for continuing operations, a $16.2 million tax benefit for discontinued operations, and a tax benefit of $14.6 million for the Company for the six months ended June 30, 2026. We recorded income tax expense of $2.6 million for continuing operations, a tax expense $5.4 million for discontinued operations, and a tax expense $8.0 million for the Company for the six months ended June 30, 2025.
As of June 30, 2026, we had federal and state NOLs of approximately $4.2 million and $3.5 million, respectively, which are available to reduce future taxable income, some of which expire between 2035 and 2036 and 2030 and 2041, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.1 million and $.02 million, respectively, to offset future income taxes, which expire between 2027 and 2040. We also had foreign tax credits of approximately $14.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $87.3 million, which will start to expire in 2026, foreign research and development credits of $0.2, million which expire in 2029, and Canadian investment tax credits of approximately $5.2 million, which expire between 2034 and 2044. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $29 million is recorded at December 31, 2025. As of June 30, 2026, the valuation allowance remained unchanged from December 31, 2025.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2 - “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2025 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended June 30, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2025 Annual Report. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
During the three months period ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as previously disclosed in our 2025 Annual Report.
Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2025 Annual Report .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended at June 30, 2026.

	Total Number of Shares Purchased (a)(c)	Average Price Paid per Share(a)(c)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
4/1/2026 to 4/30/2026	569,118	$5.70	—	$17.4 Million
5/1/2026 to 5/31/2026	2,788,805	$5.34	2,786,876	$2.4 Million
6/1/2026 to 6/30/2026	422,443	$5.96	408,099	$—
Total	3,780,366	$5.46	3,194,975	$—
__________________________________
a.On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of its common stock. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. During the three months ended June 30, 2026, the Company repurchased 3,194,975 shares of its common stock at an average price of $5.46 per share as part of the stock repurchase program authorized on April 11, 2025.
b.The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. This excise tax is included in the cost of shares repurchased, as reflected in the condensed consolidated statement of stockholders’ equity. The repurchases above do not include the excise tax.
c.Also includes shares purchased by the Company from employees for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs relating to stock-based compensation plans. Employees tendered 585,391 shares for the three months ended June 30, 2026.
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
On June 4, 2026, Leif Pedersen, our President, Chief Commercial Officer, adopted a Rule 10b5-1 trading plan. The plan provides for the potential sale, on the dates and prices set forth in the plan, of up to 36,066 shares of our common stock from September 2, 2026 through September 4, 2026. The plan is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8 - K	001-39799	2.1	8/05/2021
2.2	Purchase Agreement dated as of April 21, 2026, by and among Certara, Inc., Veristat, LLC and certain of its affiliates
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of Certara, Inc.	10-K	001-39799	3.2	2/26/2025
3.3	Second Amended and Restated Bylaws of Certara, Inc.	10-Q	001-39799	3.3	8/6/2025
10.1*	Certara - 2025 PSU Grant (Resnick)
10.2*	Certara - 2025 RSU Grant (Resnick)
10.3*	Certara - 2026 PSU Grant (Resnick)
10.4*	Certara - 2026 RSU Grant (Resnick)
10.5*	Certara - Make Whole RSU Grant (Resnick)
10.6*	Certara - Executive 2026 Standard RSU Grant
10.7*	Certara - Executive 2026 Standard PSU Grant
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________

+ This certification is deemed not filed for purpose of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filings under the Securities Act or the Exchange Act.
*     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERTARA, INC.

Date: August 4, 2026	By:	/s/ JON RESNICK
	Name:	Jon Resnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ FAIZ MOHAMMED
	Name:	Faiz Mohammed
	Title:	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)