Form 10-Q
period 2026-09-30
Certara, Inc.
filed 2026-11-05
CIK 1827090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2026, the registrant had 152,543,402 shares of common stock, par value $0.01 per share, outstanding.

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
•Impairment of goodwill and other intangible assets may adversely impact future results of operations.
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

CERTARA, INC. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$214,932	$189,392
Accounts receivable, net of allowance for credit losses of $1,962 and $2,235, respectively	95,221	101,574
Prepaid expenses and other current assets	25,192	21,887
Current assets of discontinued operations	—	2,266
Total current assets	335,345	315,119
Other assets:
Property and equipment, net	1,675	1,805
Operating lease right-of-use assets	8,786	11,840
Goodwill	716,416	745,056
Intangible assets, net of accumulated amortization of $361,410 and $415,804, respectively	335,244	361,835
Deferred income taxes	11,115	3,856
Other long-term assets	6,337	1,509
Other assets of discontinued operations	—	115,562
Total assets	$1,414,918	$1,556,582
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,316	$3,040
Accrued expenses	44,478	59,658
Current portion of deferred revenue	75,445	75,398
Current portion of long-term debt	2,963	2,963
Other current liabilities	2,968	4,365
Current liabilities of discontinued operations	—	7,961
Total current liabilities	130,170	153,385
Long-term liabilities:
Deferred revenue, net of current portion	3,196	2,350
Deferred income taxes	4,905	34,366
Operating lease liabilities, net of current portion	7,015	8,438
Long-term debt, net of current portion and debt discount	288,248	290,131
Other long-term liabilities	3,473	5,117
Total liabilities	437,007	493,787
Commitments and contingencies (refer to note 10)
Stockholders' equity
Preferred shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common shares, $0.01 par value, 600,000,000 shares authorized, 167,032,224 shares and 164,005,450 shares issued as of September 30, 2026 and December 31, 2025; 152,543,402 and 159,139,562 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	1,671	1,641
Additional paid-in capital	1,283,676	1,255,653
Accumulated deficit	(188,317)	(129,876)
Accumulated other comprehensive income	9,026	2,040
Treasury stock at cost, 14,488,822 and 4,865,888 shares at September 30, 2026 and December 31, 2025, respectively	(128,145)	(66,663)
Total stockholders' equity	977,911	1,062,795
Total liabilities and stockholders' equity	$1,414,918	$1,556,582
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)	2026	2025	2026	2025
Revenues	$94,901	$90,887	$282,264	$275,342
Cost of revenues	31,438	33,396	101,232	102,401
Operating expenses:
Sales and marketing	11,638	12,667	39,566	38,711
Research and development	10,771	10,266	32,762	29,760
General and administrative	26,973	24,221	77,848	60,206
Depreciation and amortization	11,757	10,899	34,992	32,860
Total operating expenses	61,139	58,053	185,168	161,537
Income (loss) from operations	2,324	(562)	(4,136)	11,404
Other income (expenses):
Interest expense	(5,038)	(5,011)	(14,966)	(14,619)
Net other income	1,534	1,739	1,630	4,965
Total other expenses	(3,504)	(3,272)	(13,336)	(9,654)
Income (loss) before income taxes	(1,180)	(3,834)	(17,472)	1,750
Provision for income taxes on continuing operations	2,399	1,004	4,013	3,587
Loss from continuing operations, net of tax	(3,579)	(4,838)	(21,485)	(1,837)
Income (loss) from discontinued operations, net of tax	9,171	6,363	(36,956)	6,137
Net income (loss) attributable to common stockholders	$5,592	$1,525	$(58,441)	$4,300
Net income (loss) per share attributable to common stockholders:
Basic - Earnings per common share from continuing operations	$(0.02)	$(0.03)	$(0.14)	$(0.01)
Basic - Earnings per common share from discontinued operations	$0.06	$0.04	$(0.24)	$0.04
Basic - Earnings (loss) per common share	$0.04	$0.01	$(0.38)	$0.03
Diluted - Earnings per common share from continuing operations	$(0.02)	$(0.03)	$(0.14)	$(0.01)
Diluted - Earnings per common share from discontinued operations	$0.06	$0.04	$(0.24)	$0.04
Diluted - Earnings (loss) per common share	$0.04	$0.01	$(0.38)	$0.03
Weighted average common shares outstanding:
Basic	152,694,317	160,403,011	154,916,712	160,769,603
Diluted	152,694,317	160,403,011	154,916,712	160,769,603
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)	2026	2025	2026	2025
Net income (loss)	$5,592	$1,525	$(58,441)	$4,300
Other comprehensive income (loss):
Change in fair value from interest rate swap, net of tax of $1,191, $(198), $2,230, and $(1,222), respectively	3,637	(584)	6,798	(3,586)
Foreign currency translation adjustment, net of tax of $441, $(144), $263, and $(1,130), respectively	(3,668)	(2,418)	188	18,957
Total other comprehensive income	(31)	(3,002)	6,986	15,371
Comprehensive income (loss)	$5,561	$(1,477)	$(51,455)	$19,671
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2026	166,959,761	$1,671	$1,277,660	$(193,909)	$9,057	(14,460,738)	$(127,964)	$966,515
Equity-based compensation expense, net of forfeiture	—	—	6,016	—	—	—	—	6,016
Common stock withheld for tax liabilities	—	—	—	—	—	(28,084)	(181)	(181)
Common shares issued for employee share-based compensation	72,463	—	—	—	—	—	—	—
Change in fair value from interest rate swap, net of tax	—	—	—	—	3,637	—	—	3,637
Net income	—	—	—	5,592	—	—	—	5,592
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,668)	—	—	(3,668)
Balance as of September 30, 2026	167,032,224	$1,671	$1,283,676	$(188,317)	$9,026	(14,488,822)	$(128,145)	$977,911

Balance as of December 31, 2025	164,005,450	1,641	1,255,653	(129,876)	2,040	(4,865,888)	$(66,663)	$1,062,795
Equity-based compensation expense, net of forfeiture	—	—	19,430	—	—	—	—	19,430
Common stock withheld for tax liabilities		—	—	—	—	(613,475)	(3,520)	(3,520)
Common shares issued for employee share-based compensation	1,732,595	17	(17)	—	—	—	—	—
Common shares issued for contingent consideration	1,294,179	13	8,610	—	—	—	—	8,623
Common shares repurchased	—					(9,009,459)	(57,962)	(57,962)
Change in fair value from interest rate swap, net of tax	—	—	—	—	6,798	—	—	6,798
Net loss	—	—	—	(58,441)	—	—	—	(58,441)
Foreign currency translation adjustment, net of tax	—	—	—	—	188	—	—	188
Balance as of September 30, 2026	167,032,224	$1,671	$1,283,676	$(188,317)	$9,026	(14,488,822)	$(128,145)	$977,911
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK		TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT				SHARES	AMOUNT
Balance as of June 30, 2025	163,856,290	$1,639	$1,237,891	$(125,506)	$4,949	(3,241,400)	$(48,394)	$1,070,579
Equity-based compensation expense, net of forfeiture	—	—	9,574	—	—	—	—	9,574
Common stock withheld for tax liabilities	—	—	—	—	—	(5,266)	(59)	(59)
Common shares issued for employee share-based compensation	17,621	1	(1)	—	—	—	—	—
Common shares repurchased	—	—		—	—	(1,230,398)	(13,810)	(13,810)
Change in fair value from interest rate swap, net of tax	—	—	—	—	(584)	—	—	(584)
Net income	—	—	—	1,525	—	—	—	1,525
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,418)	—	—	(2,418)
Balance as of September 30, 2025	163,873,911	$1,640	$1,247,464	$(123,981)	$1,947	(4,477,064)	$(62,263)	$1,064,807

Balance as of December 31, 2024	161,958,810	$1,620	$1,216,925	$(128,281)	$(13,424)	(949,698)	$(18,184)	$1,058,656
Equity-based compensation expense, net of forfeiture	—	—	24,889	—	—	—	—	24,889
Common stock withheld for tax liabilities	—	—	—	—	—	(503,689)	(5,019)	(5,019)
Common shares issued for employee share-based compensation	1,459,757	15	(15)	—	—	—	—	—
Common shares issued for contingent consideration	455,344	5	5,665	—	—	—	—	5,670
Common shares repurchased	—	—	—	—	—	(3,023,677)	(39,060)	(39,060)
Change in fair value from interest rate swap, net of tax	—	—	—		(3,586)	—	—	(3,586)
Net income	—	—	—	4,300	—	—	—	4,300
Foreign currency translation adjustment, net of tax	—	—	—	—	18,957	—	—	18,957

Balance as of September 30, 2025	163,873,911	$1,640	$1,247,464	$(123,981)	$1,947	(4,477,064)	$(62,263)	$1,064,807
The accompanying notes are an integral part of the condensed consolidated financial statements.

CERTARA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(21,485)	$(1,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,659	46,814
Amortization of debt issuance costs	405	432
Provision for credit losses	61	688
Equity-based compensation expense	19,430	24,889
Change in fair value of contingent considerations	7,230	(3,212)
Deferred income taxes	(15,728)	(7,455)
Changes in assets and liabilities:
Accounts receivable	13,766	12,967
Prepaid expenses and other assets	(3,779)	1,601
Accounts payable, accrued expenses, and other liabilities	(2,806)	(6,789)
Deferred revenues	525	(15,583)
Other operating activities, net	(14)	(1,146)
Cash provided by operating activities - continuing operations	46,264	51,369
Cash provided by operating activities - discontinued operations	6,148	16,139
Net cash provided by operating activities	52,412	67,508
Cash flows from investing activities:
Capital expenditures	(2,022)	(757)
Capitalized software development costs	(20,697)	(18,770)
Cash used in investing activities - continuing operations	(22,719)	(19,527)
Cash provided by investing activities - discontinued operations	78,236	—
Net cash provided by (used in) in investing activities	55,517	(19,527)
Cash flows from financing activities:
Payments on long-term debt	(2,222)	(2,250)
Common stock repurchase program	(57,389)	(38,674)
Payments for business acquisition related contingent consideration	(20,121)	(13,230)
Payment of taxes on shares withheld for employee taxes	(3,520)	(5,019)
Net cash used in financing activities	(83,252)	(59,173)
Effect of foreign exchange rate on cash and cash equivalents	863	4,720
Net increase (decrease) in cash and cash equivalents	25,540	(6,472)
Cash and cash equivalents at beginning of period	189,392	179,183
Cash and cash equivalents at end of period	$214,932	$172,711
Supplemental disclosures of cash flow information
Cash paid for interest	$14,609	$10,456
Cash paid for taxes	$14,479	$8,769
Supplemental schedule of noncash investing and financing activities
Stock issuance or establish liabilities related to business acquisition contingent consideration	$8,623	$5,670
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the related interim disclosures are unaudited.
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

The following table sets forth the assets and liabilities that were measured at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2026:

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(In thousands)
Assets
Money market funds	$104,642	$—	$—	$104,642
Interest rate swap assets	—	6,697	—	6,697
Total assets	$104,642	$6,697	$—	$111,339

Liabilities
Contingent liabilities	$—	$—	$—	$—
Interest rate swap liabilities	—	—	—	—
Total liabilities	$—	$—	$—	$—
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
For the nine month period ended September 30, 2026, there were no transfers between the levels within the fair value hierarchy. The Company’s Level 2 assets and liabilities are interest swap assets and liabilities and level 3 liabilities are acquisition related contingent consideration liabilities.
The following table summarizes the Level 3 activity of the changes in the contingent consideration liability.

SEPTEMBER 30, 2026
(In thousands)
Beginning balance at December 31, 2025	$21,515
Additions	7,230
Transfers out of level 3 (to non–fair value liability)	(28,745)
Ending balance at September 30, 2026	$—
For more information regarding fair value measurements and the fair value hierarchy, see Note 2. “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in the Company’s 2025 Annual Report.

(f)    Cash and Cash Equivalents
Cash equivalents include highly liquid investments with maturities of three months or less from the date purchased. The Company's cash and cash equivalents was $214,932 and $189,392 at September 30, 2026 and December 31, 2025, respectively.
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
The Company estimates the expected credit losses for accounts receivable using historical loss data adjusted for current economic conditions to estimate the relative size of credit losses to be expected. The Company has elected the practical expedient under ASU 2025-05 to assume that current conditions remain unchanged over the life of the receivables and, accordingly, does not incorporate forecasts of future economic conditions beyond those reflected in current conditions. The Company generally writes off a receivable or records a specific allowance for credit losses if it determines that the receivable is not collectible. Allowances for credit losses of $1,962 and $2,235 were provided in the accompanying condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, respectively.
Accounts receivable consists of the following:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Trade receivables	$77,171	$94,556
Unbilled receivables	12,419	9,180
Other receivables	7,593	73
Allowances for credit losses	(1,962)	(2,235)
Accounts receivable, net	$95,221	$101,574
The following table presents the information regarding the allowance for credit losses:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Beginning balance	$2,235	$2,164
Provision for credit losses	61	1,144
Charge-offs, net of recoveries	(334)	(1,073)
Ending balance of allowances for credit losses	$1,962	$2,235

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
The Company entered into an interest rate swap agreement in May 2022 that pays fixed, receives variable to modify the interest rate characteristics of term loan debt from variable to fixed in order to reduce the impact of changes in future cash flows due to market interest rate changes. The swap agreement has a notional amount of $230,000, a fixed rate of 2.8% and a termination date of August 31, 2025 (“Matured Swap”). As the swap approached maturity, the Company entered into two additional interest rate swap agreements (“New Swaps”) in the second quarter of 2025, each with a notional amount of $115,000, to continue hedging the interest rate risk associated with the term loan debt. These new swaps also pay fixed interest rates and receive variable rates. The fixed interest rates on the two swaps are 3.62% and 3.64%, respectively. Both contracts became effective on August 31, 2025, and will mature on August 31, 2029. The Company designates these swaps as cash flow hedges at hedge inception. At September 30, 2026 and December 31, 2025, the Matured Swap had a fair value of $0. The New Swaps had total fair value of $6,697 and $(2,322) at September 30, 2026 and December 31, 2025, respectively. The gross fair value recognized in accumulated other comprehensive income (loss) was $6,697 and $(2,322) at September 30, 2026 and December 31, 2025, respectively.
The Company uses derivatives to manage certain interest exposures and designates all the derivatives as cash flow hedges. The Company records derivatives at fair value on its condensed consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss). Those amounts are reclassified into interest expenses in the same period during which the hedged transactions impact earnings. The amount of derivative gains reclassified from accumulated other comprehensive income on derivative instruments recognized in the Company’s condensed consolidated statements of operations was $25, $761, $68, and $2,645 for the three and nine months ended September 30, 2026 and 2025, respectively.
The notional amounts, fair values, and classification of derivative instruments in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

Interest rate swap derivatives designated as cash flow hedging instruments:	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Notional amounts	$230,000	$230,000
Prepaid expenses and other current assets	$1,830	$—
Other long-term assets	$4,867	$—
Other current liabilities	$—	$533
Other long-term liabilities	$—	$1,789

The net amount of deferred gain related to derivative instruments designated as cash flow hedges that is expected to be reclassified from accumulated other comprehensive gain (loss) into earnings over the next twelve months is $1,830.
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

Contract balances at September 30, 2026, December 31, 2025 and 2024 were as follows:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025	DECEMBER 31, 2024
	(In thousands)
Contract assets	$12,419	$9,180	$10,953
Contract liabilities	$78,641	$77,748	$78,849
During the nine months ended September 30, 2026, the Company recognized revenue of $67,863 related to contract liabilities at December 31, 2025.
The unsatisfied performance obligations as of September 30, 2026 were $127,795. We expect to recognize $102,427, or 80.1% of this revenue over the next 12 months and the remainder thereafter.
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
Capitalized contract acquisition costs were $2,220 and $1,351 as of September 30, 2026 and December 31, 2025, respectively, and were included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

Sources and Timing of Revenue
The Company’s performance obligations are satisfied either over time or at a point in time. The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(In thousands)
Software licenses transferred at a point in time	$17,086	$15,435	$57,190	$54,012
Software licenses transferred over time	31,746	28,395	90,164	82,882
Service revenues earned over time	46,069	47,057	134,910	138,448
Total	$94,901	$90,887	$282,264	$275,342
(j)    Goodwill
Prior to the sale of the Company's Regulatory and Medical Writing business, the Company had three reporting units: Certara Data Science Software (“CDS”), the Certara Predictive Technologies reporting unit (“CPT”), and the Certara Drug Development Services reporting unit (“CDDS”), all of which were within a single operating segment of the Company. Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. When testing goodwill for impairment, the Company performs a qualitative assessment to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair values of the reporting units are less than their carrying amounts. If the Company determines that it is not more-likely-than-not that the fair values of the reporting units are less than their carrying values, no further assessment is performed. If the Company determines that it is more-likely-than-not that the fair values of the reporting units are less than carrying value, the Company proceeds to perform a quantitative goodwill impairment test. If the result of the quantitative test shows that the carrying amount of reporting units exceeds its fair values, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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

3.    Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk have consisted principally of cash and cash equivalent investments and trade receivables. The Company invests available cash in bank deposits, investment-grade securities, and short-term interest-producing investments, including government obligations and other money market instruments. At September 30, 2026 and December 31, 2025, the investments were bank deposits, overnight sweep accounts, and money market funds. The Company has adopted credit policies and standards to evaluate the risk associated with sales that require collateral, such as letters of credit or bank guarantees, whenever deemed necessary. Management believes that any risk of loss is significantly reduced due to the nature of the customers and distributors with which the Company does business.
As of September 30, 2026 and December 31, 2025, no single customer accounted for more than 10% of the Company’s accounts receivable. No single customer accounted for more than 10% of the Company’s revenues during the nine months ended September 30, 2026 and 2025.
4.    Divestiture and Discontinued Operation
On April 21, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Veristat, LLC to sell the Regulatory and Medical Writing business. The sale is part of management's strategy to simplify the Company's portfolio and focus on its core businesses. On May 8, 2026, the Company completed the sale of the Regulatory and Medical Writing business. As of September 30, 2026, the Company had received cash consideration of $78,236. An additional $7,500, representing a decrease from $15,000 as of June 30, 2026, remained held in escrow to be released to the Company upon the satisfaction of certain post-closing conditions. In addition, the Company is eligible to receive an earn-out payment of up to $35,000 based on the financial performance (as defined in the Purchase Agreement) of such business over a specified period following closing. During the three months ended September 30, 2026, the Company recognized a pretax gain of $8,749 related to the disposal, primarily resulting from the recognition of $7,500 of additional consideration based on the Company's assessment that certain post-closing conditions under the Purchase Agreement were satisfied. The transaction resulted in an estimated pretax loss on sale of $56,732, including an estimated after-tax loss of $40,699, which was recorded in loss from discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2026. The final loss recognized may differ from the amount currently recognized due to the final escrow amount realized and the ultimate settlement of the earn-out.
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
In connection with the transaction, the Company entered into a Transition Services Agreement ("TSA") pursuant to which it will provide certain transition services to the service recipient, including information technology and other administrative functions. The initial service periods for the individual services specified in the TSA generally range from three to twelve months following the closing of the transaction. The service recipient may, by providing the Company with at least 30 days' prior written notice prior to the expiration of the applicable service period, extend any service for up to two additional extension periods, subject to the terms and conditions of the TSA. Other than the services provided pursuant to the TSA, the Company has no significant continuing involvement with the disposed business following the closing of the transaction.

The following table presents the major categories of income (loss) from discontinued operations related to sale of the Regulatory and Medical Writing business:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(In thousands)
Total revenues	$1,120	$13,729	$20,332	$39,848
Cost of Revenues	1,120	6,322	11,783	19,554
Sales and marketing	—	331	472	993
General and administrative	—	426	545	1,281
Depreciation and amortization	—	3,083	4,363	9,244
Income from discontinued operations	—	3,567	3,169	8,776
Pre-tax income (loss) on the disposal of discontinued operations	8,749	—	(56,732)	—
Total income (loss) from discontinued operations before income taxes	8,749	3,567	(53,563)	8,776
Income tax expense (benefit)	(422)	(2,796)	(16,607)	2,639
Total income (loss) from discontinued operations, net of tax	$9,171	$6,363	$(36,956)	$6,137

The following table presents the major classes of assets and liabilities of discontinued operations related to sale of the Regulatory and Medical Writing business as of December 31, 2025:

December 31, 2025
(In thousands)
Assets
Accounts receivable	$1,951
Prepaid expenses and other current assets	315
Property and equipment, net	48
Operating lease right-of-use assets	99
Goodwill	28,255
Intangible assets, net of accumulated amortization	85,641
Other long-term assets	133
Deferred income taxes	1,386
Total assets of discontinued operations	$117,828
Liabilities
Accounts payable	$386
Accrued expenses	7,473
Current portion of deferred revenue	14
Other short-term liabilities	88
Total liabilities of discontinued operations	$7,961

5.    Prepaid Expenses and Other Current Assets and Other Long-Term Assets
Prepaid expense and other current assets at September 30, 2026 and December 31, 2025 consisted of the following:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Prepaid expenses	$10,435	$8,020
Income tax receivable	2,166	5,388
Research and development tax credit receivable	8,920	7,352
Current portion of interest rate swap asset	1,830	—
Other current assets	1,841	1,127
Prepaid expenses and other current assets	$25,192	$21,887
Other long-term assets at September 30, 2026 and December 31, 2025 consisted of the following:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Long-term deposits	$1,048	$1,024
Interest rate swap asset - long-term	4,867	—
Deferred financing cost	422	485
Total other long-term assets	$6,337	$1,509

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

As of each of September 30, 2026 and December 31, 2025, available borrowings under the revolving lines of credit were $100,000.
The effective interest rate was 6.50% and 7.39% for the nine months ended September 30, 2026 and 2025, respectively, for the term loan debt. As discussed previously, the Company entered into interest rate swap agreements and continues to use the swaps to mitigate the interest risk for the Company's debt obligations under the Credit Agreement.
Interest incurred on the Credit Agreement with respect to the term loan amounted to $4,839, $5,535, $14,359, and $16,499 for the three and nine months ended September 30, 2026 and 2025, respectively. Accrued interest payable on the Credit Agreement with respect to the term loan amounted to $54 and $53 at September 30, 2026 and December 31, 2025, respectively, and is included in accrued expenses. Commitment fees incurred for the undrawn balance of the revolving line of credit were $64, $64, $190, and $231 for the three and nine months ended September 30, 2026 and 2025, respectively. There was $1 accrued interest payable on the revolving line of credit as of each of September 30, 2026 and December 31, 2025.
Long-term debt consists of the following:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Term loans	$293,288	$295,509
Revolving line of credit	—	—
Less: debt issuance costs	(2,077)	(2,415)
Total	291,211	293,094
Current portion of long-term debt	(2,963)	(2,963)
Long-term debt, net of current portion and debt issuance costs	$288,248	$290,131
The principal amount of long-term debt outstanding as of September 30, 2026 matures in the following years:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	TOTAL
	(In thousands)
Maturities	$741	$2,963	$2,963	$2,963	$2,963	$280,695	$293,288
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

7.    Leases

The Company leases certain office facilities and equipment under non-cancelable operating leases with remaining terms ranging from less than one to eight years.
Operating lease ROU assets are included in other assets. With respect to operating lease liabilities, current operating lease liabilities are included in current liabilities and non-current operating lease liabilities are included in long-term liabilities in the condensed consolidated balance sheets. At September 30, 2026, the weighted average remaining lease terms was 5.8 years for operating leases, and the weighted average discount rate was 6.05% for operating leases. For additional information on the Company's leases, see Note 13. “Leases” to the consolidated financial statements included in the Company’s 2025 Annual Report.
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025:

Lease Position	Balance Sheet Classification	SEPTEMBER 30, 2026	DECEMBER 31, 2025
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$8,786	$11,840
Total lease assets		$8,786	$11,840

Liabilities
Current
Operating	Other current liabilities	$2,968	$3,832

Noncurrent
Operating	Operating lease liabilities, net of current portion	7,015	8,438
Total lease liabilities		$9,983	$12,270
The following table summarizes by year the maturities of our minimum lease payments as of September 30, 2026:

OPERATING LEASES
(In thousands)
Remainder of 2026	$1,217
2027	3,210
2028	1,471
2029	1,216
2030	1,100
Thereafter	4,124
Total future lease payments	12,338
Less: imputed interest	(2,355)
Total	$9,983

8.    Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Accrued compensation	$28,373	$36,452
Legal and professional accruals	5,949	5,608
Interest payable	55	54
Income taxes payable	8,769	(5,521)
Short-term contingent consideration liabilities	464	21,979
Other	868	1,086
Total accrued expenses	$44,478	$59,658

Other long-term liabilities consist of the following:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(In thousands)
Uncertain tax position liability	$3,473	$3,328
Derivative liabilities - long-term	—	1,789
Total other long-term liabilities	$3,473	$5,117
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
Equity-based compensation expenses related to the restricted stock exchanged for performance-based Class B Units were $39 and $160 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.

Equity-based compensation expenses related to the restricted stock exchanged for time-based Class B Units were $80 and $321 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, all compensation expense related to the awards had been fully recognized.
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
A summary of the Company’s RSU activity is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested RSUs as of December 31, 2025	3,358,181	$14.48
Granted	4,546,695	6.24
Vested*	(1,563,397)	15.57
Forfeited	(564,787)	11.26
Cancelled	(3,255)	11.09
Non-vested RSUs as of September 30, 2026	5,773,437	$8.01
__________________________________

* The number of the RSUs vested included 557,001 shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
Equity-based compensation expenses related to the RSUs were $5,334, $7,496, $16,795, and $19,736 for the three and nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the total unrecognized equity-based compensation expense related to outstanding RSUs was $35,488, which is expected to be recognized over a weighted-average period of 23 months.
Performance Stock Units ("PSUs")
PSUs are issued under the 2020 Incentive Plan and represent the right to receive shares of the Company’s common stock at a specified date in the future based on the satisfaction of various service conditions and the achievement of certain performance thresholds, including year over year revenue growth, unlevered free cash low growth, annual revenue, and annual EBITDA. The PSUs granted in 2024, 2025 and 2026 also contain market conditions.

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
A summary of the Company’s PSU activity for the period ended September 30, 2026 is as follows:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested PSUs as of December 31, 2025	1,194,188	$13.05
Granted	2,009,685	3.64
Vested	—	—
Forfeited	(302,663)	5.57
Cancelled*	(200,263)	25.26
Non-vested PSUs as of September 30, 2026	2,700,947	$5.98
__________________________________

*    During the first nine months of 2026, the Company cancelled 200,263 PSU shares that did not meet the required performance and market conditions for vesting.

Equity-based compensation expenses (income) related to the PSUs were $682 and $1,959, $2,634, and $4,672 for the three and nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the total unrecognized equity-based compensation expense related to outstanding PSUs was $7,256, which is expected to be recognized over a weighted-average period of 18 months.
The following table summarizes the components of total equity-based compensation expense included in the condensed consolidated statements of operations for each period presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenues	$1,658	$3,251	$6,436	$8,849
Sales and marketing	680	1,213	2,402	3,103
Research and development	728	1,072	2,460	2,673
General and administrative	2,950	4,038	8,132	10,264
Total	$6,016	$9,574	$19,430	$24,889

10.     Commitments and Contingencies
Contingent consideration
In connection with certain of the Company's business acquisitions, the Company is required to pay additional consideration if the acquired businesses achieve certain eligible revenue thresholds for certain periods. Furthermore, the Company agreed to pay additional contingent consideration related to a business acquisition, contingent on the resolution of certain tax-related contingencies. For the nine months ended September 30, 2026, the Company paid contingent consideration of $28,744, consisting of $20,121 in cash and $8,623 in Company stock. The total contingent liabilities were $464 and $21,979 at September 30, 2026 and December 31, 2025, respectively. The contingent liabilities are included in accrued expenses and other long-term liabilities in the Company's condensed consolidated balance sheets.
Legal proceedings
The Company does not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements as of September 30, 2026.
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
The Company has determined that its Chief Executive Officer (“CEO”) is its CODM. The Company manages its operations as a single segment for the purpose of assessing and making operating decisions. The Company’s CODM allocates resources and assesses performance based upon financial information at the consolidated level. The accounting policies of the Company's single segment are the same as those described in the summary of significant accounting policies. The intercompany balances and transactions are eliminated.
As the Company operates and reports in a single reportable segment, the Company's CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated income from continuing operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.
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

Revenue recognition under Note 2. “Summary of Significant Accounting Policies", for a description of the Company’s revenue categories.
The following table summarizes revenue by geographic area for the three and nine months ended September 30, 2026 and 2025:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(In thousands)
Revenue(1):
Americas	$66,795	$62,098	$189,050	$186,632
EMEA	18,552	20,309	64,808	64,275
Asia Pacific	9,554	8,480	28,406	24,435
Total	$94,901	$90,887	$282,264	$275,342
___________________________________
(1)    Revenue is attributable to the countries based on the location of the customer.

The following table presents information about reported segment revenue, segment profit or loss, and significant segment expenses.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(In thousands)
Revenues	$94,901	$90,887	$282,264	$275,342
Less:
Employee expense-non equity	57,860	52,961	169,228	160,155
Equity-based compensation expense	6,016	9,574	19,430	24,889
Equipment and software expense	5,344	3,999	14,896	11,808
Direct cost of revenues	1,998	1,647	6,004	5,336
Professional services expense	6,154	6,042	21,816	19,308
Change in fair value of contingent consideration	—	2,689	7,230	(3,212)
Depreciation and amortization	16,317	15,543	48,659	46,814
Other segment expense*	(2,646)	(2,745)	(2,493)	(6,125)
Interest expense	5,038	5,011	14,966	14,619
Income tax expense	2,399	1,004	4,013	3,587
Segment net income from continuing operations	$(3,579)	$(4,838)	$(21,485)	$(1,837)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income from continuing operations	$(3,579)	$(4,838)	$(21,485)	$(1,837)

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
The Company's global ETR for continuing operations for the three months ended September 30, 2026 and 2025 were (203)% and (26)% and for the nine months ended September 30, 2026 and 2025 were (23)% and 205%, respectively, including discrete tax items. The current year decrease in the ETR was principally due to the combined effect of the overall increase in pre-tax book loss, the impact of non-deductible items, and the tax effect of certain discrete items.
13.    Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares and dilutive potential common shares during the period.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(In thousands, except per share and share data)
Income (loss) from continuing operations, net of tax	$(3,579)	$(4,838)	$(21,485)	$(1,837)
Basic weighted-average common shares outstanding	152,694,317	160,403,011	154,916,712	160,769,603
Basic earnings per common share from continuing operations	$(0.02)	$(0.03)	$(0.14)	$(0.01)

Diluted earnings per share
Income (loss) from continuing operations, net of tax	$(3,579)	$(4,838)	$(21,485)	$(1,837)
Basic weighted-average common shares outstanding	152,694,317	160,403,011	154,916,712	160,769,603
Dilutive potential common shares	—	—	—	—
Diluted weighted-average common shares outstanding	152,694,317	160,403,011	154,916,712	160,769,603
Diluted earnings per common share from continuing operations	$(0.02)	$(0.03)	$(0.14)	$(0.01)
__________________________________

(a) For the three and nine months ended September 30, 2026 and 2025, the Company repurchased —, 1,230,398, 9,009,459, and 3,023,677 shares of its common stock, respectively, under the stock repurchase program authorized by the Company's Board of Directors on April 11, 2025. The program authorizes the Company to repurchase up to $100,000 of its common stock.

(b) For the three and nine months ended September 30, 2026 and 2025, the Company excluded potentially dilutive securities from the calculation of diluted earnings per share that could potentially dilute earnings per share in the future because of the anti-dilutive effect of the reported net loss.

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

The table below summarizes our quarterly bookings and net software retention rate trends from continuing operations:

	2026			2025
	Q1	Q2	Q3	Q1	Q2	Q3
	(in millions except percentage)
Bookings	$97.2	$98.3	$92.5	$98.4	$97.4	$88.6
Net Retention Rates	106.1%	101.5%	106.8%	102.4%	107.6%	103.9%
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
Divestiture and Discontinued Operation
On April 21, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Veristat, LLC to sell its global medical writing and related regulatory services business (the "Regulatory and Medical Writing business"). On May 8, 2026, the Company completed the sale of the Regulatory and Medical Writing business. As of September 30, 2026, the Company had received cash consideration of $78.2 million. An additional $7.5 million, representing a decrease from $15.0 million as of June 30, 2026, remained held in escrow to be released to the Company upon the satisfaction of certain post-closing conditions. In addition, the Company is eligible to receive an earn-out payment of up to $35.0 million based on the financial performance (as defined in the Purchase Agreement) of such business over a specified period following closing. During the three months ended September 30, 2026, the Company recognized a pretax gain of $8.7 million related to the disposal, primarily resulting from the recognition of $7.5 million of additional consideration based on the Company's assessment that certain post-closing conditions under the Purchase Agreement were satisfied. The transaction resulted in an estimated pretax loss on sale of $56.7 million, including an estimated after-tax loss of $40.7 million, which was recorded in loss from discontinued operations, in the condensed consolidated statement of operations for the nine months ended September 30, 2026. The final loss recognized may differ from the amount currently recognized due to the final escrow amount realized and the ultimate settlement of the earn-out.
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

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(in thousands)
Net loss from continuing operations(a)	$(3,579)	$(4,838)	$(21,485)	$(1,837)
Interest expense(a)	5,038	5,011	14,966	14,619
Interest income(a)	(1,297)	(1,270)	(3,366)	(4,155)
Provision for income taxes(a)	2,399	1,004	4,013	3,587
Intangible asset amortization and fixed assets depreciation(a)	16,317	15,543	48,659	46,814
Currency (gain) loss(a)	(105)	(534)	2,313	(1,173)
Equity-based compensation expense(b)	6,016	9,574	19,430	24,889
Change in fair value of contingent consideration(d)	—	2,689	7,230	(3,212)
Acquisition-related expenses(e)	351	1,104	237	2,408
Reorganization expense(f)	2,951	38	7,138	1,123
Severance expense(g)	590	—	590	—
Loss (gain) on disposal of fixed assets(h)	—	31	(14)	36
Executive recruiting expense(i)	1,237	—	3,088	661
Litigation expense (j)	291	246	291	246
Adjusted EBITDA	$30,209	$28,598	$83,090	$84,006

The following table reconciles net income (loss) from continuing operations to adjusted net income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) from continuing operations(a)	$(3,579)	$(4,838)	$(21,485)	$(1,837)
Currency (gain) loss(a)	(105)	(534)	2,313	(1,173)
Equity-based compensation expense(b)	6,016	9,574	19,430	24,889
Amortization of acquisition-related intangible assets(c)	10,865	10,979	32,505	32,918
Change in fair value of contingent consideration(d)	—	2,689	7,230	(3,212)
Acquisition-related expenses(e)	351	1,104	237	2,408
Reorganization expense(f)	2,951	38	7,138	1,123
Severance expense(g)	590	—	590	—
Loss (gain) on disposal of fixed assets(h)	—	31	(14)	36
Executive recruiting expense(i)	1,237	—	3,088	661
Litigation expense (j)	291	246	291	246
Income tax expense impact of adjustments(k)	(5,085)	(5,491)	(16,217)	(12,812)
Adjusted net income	$13,532	$13,798	$35,106	$43,247

The following table reconciles diluted earnings per share from continuing operations to adjusted diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025

Diluted earnings per share from continued operation (a)	(0.02)	(0.03)	(0.14)	(0.01)
Currency (gain) loss(a)	—	—	0.01	(0.01)
Equity-based compensation expense(b)	0.04	0.06	0.13	0.16
Amortization of acquisition-related intangible assets(c)	0.07	0.07	0.21	0.21
Change in fair value of contingent consideration(d)	—	0.02	0.05	(0.02)
Acquisition-related expenses(e)	—	0.01	—	0.01
Reorganization expense(f)	0.02	—	0.05	0.01
Severance expense(g)	—	—	—	—
Loss (gain) on disposal of fixed assets(h)	—	—	—	—
Executive recruiting expense(i)	0.01	—	0.02	—
Litigation expense (j)	—	—	—	—
Income tax expense impact of adjustments(k)	(0.03)	(0.04)	(0.10)	(0.08)

Adjusted diluted earnings per share	$0.09	$0.09	$0.23	$0.27

Basic weighted average common shares outstanding	152,694,317	160,403,011	154,916,712	160,769,603
Effect of potentially dilutive shares outstanding (l)	873,156	197,559	581,604	494,273
Adjusted diluted weighted average common shares outstanding	153,567,473	160,600,570	155,498,316	161,263,876
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

(g)Represents charges for severance provided to former executives.
(h)Represents the gain or loss related to the disposal of fixed assets.
(i)Represents recruiting, relocation expenses, and retention costs related to senior executives.
(j)Represents expenses related to non-recurring litigation outside the normal course of business.
(k)Represents the income tax effect of the non-GAAP adjustments calculated using the applicable statutory rate by jurisdiction.
(l)Represents potentially dilutive shares that were included from our GAAP diluted weighted average common shares outstanding, to the extent such shares are not antidilutive.

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

Results of Operations
The following results of operations present our continuing operations for the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025, respectively. All results from the Regulatory and Medical Writing business are presented within income (loss) from discontinued operations for these periods.
Three Months Ended September 30, 2026 Versus Three Months Ended September 30, 2025
The following table summarizes our unaudited statements of operations data for the three months ended at September 30, 2026 and 2025:
Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Software	$48,832	$43,830	$5,002	11%
Services	46,069	47,057	(988)	(2)%
Total revenues	$94,901	$90,887	$4,014	4%
Total revenues increased by $4.0 million, or 4%, to $94.9 million for the three months ended September 30, 2026 as compared to the same period in 2025. Overall revenue growth was primarily driven by our software product offerings, supported by strong demand from existing customers and expansion of relationships with existing customers and new customers.
Software revenues increased by $5.0 million, or 11%, to $48.8 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily driven by increased demand from existing customers and expanded relationships with existing and new customers.
Services revenues decreased by $1.0 million to $46.1 million for the three months ended September 30, 2026 as compared to the same period in 2025.
Cost of Revenues

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Cost of revenues	$31,438	$33,396	$(1,958)	(6)%
% of total revenues	33%	37%
Cost of revenues decreased $2.0 million, or 6%, to $31.4 million for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in cost of revenues was primarily due to a $1.6 million decrease in stock-based compensation expense, a $0.4 million decrease in professional and consulting expense, and a $0.3 million decrease in equipment and software expense, partially offset by a $0.5 million increase in employee-related costs.

Sales and Marketing Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Sales and marketing	$11,638	$12,667	$(1,029)	(8)%
% of total revenues	12%	14%
Sales and marketing expenses decreased by $1.0 million, or 8%, to $11.6 million for the three months ended September 30, 2026 as compared to the same period in 2025. Sales and marketing expenses decreased primarily due to a $0.6 million decrease in employee-related costs, and a $0.5 million decrease in stock-based compensation costs.
Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Research and development	$10,771	$10,266	$505	5%
% of total revenues	11%	11%
Research and development expenses increased by $0.5 million, or 5%, to $10.8 million for the three months ended September 30, 2026 as compared to the same period in 2025. The increase in research and development expenses was primarily due to a $1.5 million increase in employee-related costs, a $0.3 million increase in miscellaneous expense, and a $0.2 million increase in equipment and software expense, partially offset by a $0.9 million increase in capitalized cost in R&D, a $0.3 million decrease in stock-based compensation costs, and a $0.2 million decrease in professional and consulting expense.
General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
General and administrative	$26,973	$24,221	$2,752	11%
% of total revenues	28%	27%
General and administrative expenses increased by $2.8 million, or 11%, to $27.0 million for the three months ended September 30, 2026 as compared to the same period in 2025. The increase in general and administrative expenses was primarily due to a $3.6 million increase in employee-related costs, largely driven by a $2.5 million increase in reorganization expense, a $1.5 million increase in equipment and software expense, a $1.2 million increase in executive recruiting expenses, and a $0.8 million increase in professional and consulting expense, partially offset by a $2.7 million decrease related to the remeasurement of the fair value of business acquisition contingent consideration, a $1.1 million decrease in stock-based compensation costs, and a $0.4 million decrease in facility and lease related expense.

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Depreciation and amortization	$11,757	$10,899	$858	8%
% of total revenues	12%	12%
Depreciation and amortization expense increased by $0.9 million, or 8%, to $11.8 million for the three months ended September 30, 2026 as compared to the same period in 2025. The increase in depreciation and amortization expense was primarily due to a $0.5 million increase in depreciation expense for fixed assets, primarily due to a $0.5 million increase in depreciation expense for computer equipment. In addition, intangible assets amortization increased $0.4 million, primarily due to a $0.4 million increase in amortization expense of capitalized software.
Interest Expense

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Interest expense	$5,038	$5,011	$27	1%
% of total revenues	5%	6%

Interest expense was $5.0 million for the three months ended September 30, 2026 and 2025, remaining relatively flat. The change in interest expense was primarily due to a $0.7 million decrease in gain from our interest swap hedge activities, partially offset by a $0.7 million decrease in interest expense from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan.
Net Other Income

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net other (income) expense	$(1,534)	$(1,739)	$205	(12)%
% of total revenues	(2)%	(2)%
Net other income decreased by $0.2 million to a net income of $1.5 million for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease in net other income was primarily due to a $1.2 million increase in losses from remeasurement related to fluctuations in foreign currency exchange rates, partially offset by a $0.9 million increase in other miscellaneous income, primarily reflecting the impact of expenses recorded in the same quarter of 2025 on the year-over-year comparison.

Provision for Income Taxes

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Provision for Income Taxes	$2,399	$1,004	$1,395	139%
Effective income tax rate	(203)%	(26)%
Our income tax expense on continued operation was $2.4 million, resulting in an effective income tax rate of (203)% for the three months ended September 30, 2026 as compared to income tax expense of $1.0 million, or an effective income tax rate of (26)%, for the same period in 2025. Our income tax expense for the three months ended September 30, 2026 and 2025 was primarily due to the tax effects of U.S. pre-tax income, the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.
Loss from continuing operations

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net loss	$(3,579)	$(4,838)	$1,259	26%
Net loss was $3.6 million, representing a $1.3 million increase in net income for the three months ended September 30, 2026 as compared to net loss of $4.8 million for the same period of 2025. The increase in net income was primarily due to a $4.0 million increase in revenue, and a $2.0 million decrease in cost of revenue, partially offset by a $3.1 million increase in operating expenses, a $1.4 million increase in tax expense, and a $0.2 million increase in total other expense.

Nine Months Ended September 30, 2026 Versus Nine Months Ended September 30, 2025
The following table summarizes our unaudited statements of operations data for the nine months ended at September 30, 2026 and 2025:
Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Software	$147,354	$136,894	$10,460	8%
Services	134,910	138,448	(3,538)	(3)%
Total revenues	$282,264	$275,342	$6,922	3%
Total revenues increased by $6.9 million, or 3%, to $282.3 million for the nine months ended September 30, 2026 as compared to the same period in 2025. Overall revenue growth was primarily driven by our software product offerings, supported by strong demand from existing customers and expansion of relationships with existing customers.
Software revenues increased by $10.5 million, or 8%, to $147.4 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily driven by increased demand from existing customers and expanded relationships with existing customers.
Services revenues decreased by $3.5 million, or 3%, to $134.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025.
Cost of Revenues

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Cost of revenues	$101,232	$102,401	$(1,169)	(1)%
% of total revenues	36%	37%
Cost of revenues decreased $1.2 million, or 1%, to $101.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in cost of revenue was primarily due to a $2.4 million decrease in stock-based compensation costs, a $0.9 million decrease in miscellaneous operating expense, a $0.5 million decrease in executive recruiting expense, and a $0.3 million decrease in intangible assets amortization, partially offset by a $1.3 million increase in employee-related costs, a $1.1 million increase in professional and consulting expense, and a $0.5 million increase in cost of license.

Sales and Marketing Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Sales and marketing	$39,566	$38,711	$855	2%
% of total revenues	14%	14%
Sales and marketing expenses increased by $0.9 million, or 2%, to $39.6 million for the nine months ended September 30, 2026 as compared to the same period in 2025. Sales and marketing expenses increased primarily due to a $0.9 million increase in professional and consulting expense, a $0.5 million increase in marketing expense, and a $0.3 million increase in travel expense, partially offset by a $0.7 million decrease in stock-based compensation costs.
Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Research and development	$32,762	$29,760	$3,002	10%
% of total revenues	12%	11%

Research and development expenses increased by $3.0 million, or 10%, to $32.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase in research and development expenses was primarily due to a $4.3 million increase in employee-related costs mainly resulting from head count growth associated with investments in software development, including AI integration across our product portfolio, a $0.8 million increase in miscellaneous expense, and a $0.4 million increase in equipment and software expense, partially offset by a $2.1 million increase in capitalized cost in R&D, a $0.2 million decrease in stock-based compensation costs, and a $0.2 million decrease in professional and consulting expense.
General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
General and administrative	$77,848	$60,206	$17,642	29%
% of total revenues	28%	22%
General and administrative expenses increased by $17.6 million, or 29%, to $77.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase in general and administrative expenses was primarily due to a $10.4 million increase in business acquisition contingent consideration expense, driven primarily by an additional $7.2 million recorded during the current year, as well as the favorable impact of a decrease in the contingent consideration liability recognized in the same period in 2025, a $3.6 million increase in employee-related costs, including a $2.3 million increase in reorganization expense, a $2.9 million increase in equipment and software expense, a $2.7 million increase in executive recruiting and retention expenses, a $1.5 million increase in professional and consulting expense, a $1.3 million increase in lease abandonment expense, primarily due to the absence of a non-recurring gain recognized in the prior year that reduced expenses in that period, and a $0.4 million increase in office related expense, partially offset by a $2.1 million decrease in stock-based compensation costs, a $1.4 million decrease in facility-lease related expenses, a $0.8 million decrease in merger and acquisition expense, and a $0.6 million decrease in provision of allowance of credit loss.
Depreciation and Amortization

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Depreciation and amortization	$34,992	$32,860	$2,132	6%
% of total revenues	12%	12%
Depreciation and amortization expense increased by $2.1 million, or 6%, to $35.0 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase in depreciation and amortization expense was primarily due to a $1.1 million increase in depreciation of computer equipment. In addition, amortization of intangible assets increased $1.0 million, primarily due to increase in amortization of capitalized software.

Interest Expense

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Interest expense	$14,966	$14,619	$347	2%
% of total revenues	5%	5%

Interest expense increased by $0.3 million, or 2%, to $15.0 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase in interest expense was primarily due to a $2.6 million decrease in gain from our interest swap hedge activities, partially offset by a $2.1 million decrease in interest expense from our floating rate term loan debt, primarily due to a decline in market interest rates and a reduced base margin rate resulting from the refinancing of the term loan.
Net Other Income

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net other (income) expense	$(1,630)	$(4,965)	$3,335	(67)%
% of total revenues	(1)%	(2)%
Net other income decreased by $3.3 million to $1.6 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in net other income was primarily due to a $3.5 million increase in loss from remeasurement related to the fluctuation of the foreign currency exchange rate and a $0.8 million decrease in interest income, partially offset by a $0.9 million decrease in other miscellaneous expense, primarily reflecting the impact of expenses recorded in the same period of 2025 on the year-over-year comparison.
Provision for Income Taxes

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Provision for Income Taxes	4,013	3,587	$426	12%
Effective income tax rate	(23)%	205%
Our income tax expense on continued operation was $4.0 million, resulting in an effective income tax rate of (23)% for the nine months ended September 30, 2026 as compared to income tax expense of $3.6 million, or an effective income tax rate of 205%, for the same period in 2025. Our income tax expense for the nine months ended September 30, 2026 and 2025 was primarily due to the tax effects of U.S. pre-tax income (loss), the relative mix of domestic and international earnings, the impact of non-deductible items, adjustments to the valuation allowances, the effects of tax elections made for U.K. earnings, and discrete tax items.

Net Income (Loss) from continuing operations

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
	(in thousands)
Net income (loss)	(21,485)	(1,837)	(19,648)	nm
Net loss was $21.5 million, representing a $19.6 million decrease in net income for the nine months ended September 30, 2026 as compared to a net loss of $1.8 million for the same period of 2025. The increase in net loss was primarily due to a $23.6 million increase in operating expenses, a $3.7 million increase in total other expense, and a $0.4 million increase in tax expense, partially offset by a $6.9 million increase in revenue and a $1.2 million decrease in cost of revenue.

The following table presents the major categories of income (loss) from discontinued operations related to the sale of the Regulatory and Medical Writing business:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
	(In thousands)
Total revenues	$1,120	$13,729	$20,332	$39,848
Cost of revenues	1,120	6,322	11,783	19,554
Sales and marketing	—	331	472	993
General and administrative	—	426	545	1,281
Depreciation and amortization	—	3,083	4,363	9,244
Income from discontinued operations	—	3,567	3,169	8,776
Pre-tax income (loss) on the disposal of discontinued operations	8,749	—	(56,732)	—
Total income (loss) from discontinued operations before income taxes	8,749	3,567	(53,563)	8,776
Income tax expense (benefit)	(422)	(2,796)	(16,607)	2,639
Total income (loss) from discontinued operations, net of tax	$9,171	$6,363	$(36,956)	$6,137

Liquidity and Capital Resources
We have consistently generated positive cash flow from operations, providing $46.3 million and $51.4 million from continuing operations as a source of funds for the nine months ended September 30, 2026 and 2025, respectively. Our additional liquidity comes from several sources: maintaining adequate balances of cash and cash equivalents, issuing common stock, and accessing credit facilities and revolving lines of credit. The following table provides a summary of the major sources of liquidity for the nine- and 12-month periods ended at September 30, 2026 and December 31, 2025, respectively, and as of September 30, 2026 and December 31, 2025.

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(dollars in thousands)
Net cash from operating activities of continuing operations(a)	$46,264	$72,180
Cash and cash equivalents(b)	$214,932	$189,392
Term loan credit facilities	$293,288	$295,509
Availability under revolving line of credit	$100,000	$100,000
___________________________________
(a)     Net cash from operating activities for the nine months ended September 30, 2026 and twelve months ended December 31, 2025.
(b)    Cash balances as of September 30, 2026 and December 31, 2025 included $58.2 million and $76.2 million in cash and cash     equivalents, respectively, held outside of the United States.
On April 11, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100.0 million of its common stock. For the nine months ended September 30, 2026, we repurchased 9,009,459 shares of our common stock for an aggregate purchase price and fees of $57.4 million under the authorized share repurchase program. These repurchases resulted in an increase in treasury stock and reduced weighted-average diluted shares outstanding. As of September 30, 2026, no funds remained available under the April 2025 share repurchase program. On August 3, 2026, the Board of Directors approved a new common stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock. As of September 30, 2026, the Company did not repurchase any shares under the new program.
Our other material cash requirements from known contractual obligations are principal and interest payments on long term debt. We also have future cash obligations of $12.3 million for lease contracts, which have remaining terms of one to eight years.
The principal amount of long-term debt outstanding as of September 30, 2026 matures in the following years:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	TOTAL
	(in thousands)
Maturities	$741	$2,963	$2,963	$2,963	$2,963	$280,695	$293,288
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

Cash Flows
The following table presents a summary of our cash flows from continuing operations for the periods shown:

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$46,264	$51,369
Net cash used in investing activities	(22,719)	(19,527)
Net cash used in financing activities	(83,252)	(59,173)
Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions (recoveries) for credit losses, depreciation and amortization, stock-based compensation, deferred taxes, and other non-cash items and (ii) changes in the balances of operating assets and liabilities. Net cash provided by operating activities in the first nine months of 2026 was $46.3 million, compared to $51.4 million in the same period of 2025. The $5.1 million decrease in cash from operating activities was primarily driven by lower cash-adjusted net income, and an increase in cash used for prepaid and other assets, partially offset by higher cash inflows from deferred revenues, less cash outflows to settle liabilities, and an increase in cash collected on accounts receivable,
Investing Activities
Net cash used in investing activities in the first nine months of 2026 was $22.7 million, an increase of $3.2 million, compared to $19.5 million in the same period of 2025. The change in investing activities was primarily due to a $1.9 million increase in cash utilized in capitalized software development costs to support our growth and a $1.3 million increase in cash outflow for capital expenditure.
Financing Activities
Net cash used in financing activities in the first nine months of 2026 was $83.3 million, compared to $59.2 million in the same period of 2025. The $24.1 million increase in cash used in financing activities was primarily due to a $18.7 million increase in cash used in connection with repurchasing the Company's common stock and a $6.9 million increase in cash payments related to contingent consideration for business acquisitions, partially offset by a $1.5 million decrease in cash payments associated with share awards vested and withheld for payroll tax.

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
All obligations under the Credit Agreement are unconditionally guaranteed by our wholly owned direct and indirect subsidiaries, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured on a first lien basis, subject to certain exceptions, by substantially all of our assets and the assets of the other guarantors. As of September 30, 2026, we were in compliance with the covenants of the Credit Agreement.
As of September 30, 2026, we had $293.3 million of outstanding borrowings on the Term Loan, and $100.0 million of availability under the revolving credit facility under the Credit Agreement.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations during the nine months ended September 30, 2026 from those disclosed in our 2025 Annual Report, except for payments made in the ordinary course of business.
Income Taxes
We recorded income tax expense of $4.0 million for continuing operations, a $16.6 million tax benefit for discontinued operations, and a tax benefit of $12.6 million for the Company for the nine months ended September 30, 2026. We recorded income tax expense of $3.6 million for continuing operations, a tax expense $2.6 million for discontinued operations, and a tax expense $6.2 million for the Company for the nine months ended September 30, 2025.
As of September 30, 2026, we had federal and state NOLs of approximately $4.2 million and $3.5 million, respectively, which are available to reduce future taxable income, some of which expire between 2035 and 2036 and 2030 and 2041, respectively. We had federal and state R&D tax credit carryforwards of approximately $0.1 million and $.02 million, respectively, to offset future income taxes, which expire between 2027 and 2040. We also had foreign tax credits of approximately $14.6 million, which will start to expire in 2027. These carryforwards that may be utilized in a future period may be subject to limitations based upon changes in the ownership of our stock in a future period. Additionally, we carried forward foreign NOLs of approximately $87.3 million which will start to expire in 2026, foreign research and development credits of $0.2 million which expire in 2029, and Canadian investment tax credits of approximately $5.2 million which expire between 2034 and 2044. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
As required by Accounting Standards Codification (‘‘ASC’’) Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of NOL carryforwards, Section 174 carryforwards, investment tax credit carryforward, and foreign tax credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of foreign tax credit carryforwards. At the foreign subsidiaries, management has determined that it is more likely than not that we will not realize the benefits of certain NOL carryforwards. As a result, a valuation allowance of $29 million is recorded at December 31, 2025. As of September 30, 2026, the valuation allowance remained unchanged from December 31, 2025.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, and currently do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our accounting policies are more fully described in Note 2 - “Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2025 Annual Report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report. There were no significant changes to our critical accounting estimates during the three months ended September 30, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 2025 Annual Report. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting
During the three months period ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Other than as set forth below, there have been no material changes to our legal proceedings as previously disclosed in our 2025 Annual Report.
On October 3, 2025, the Company filed a complaint against Edvise Inc. (“Edvise”) in the United States District Court for the District of Delaware alleging that Edvise infringed on a patent held by the Company, namely U.S. Patent No. 11,132,492 (“Methods for Automated Filling of Columns in Spreadsheets”) (the “Patent”). This patent relates to methods and systems for populating electronic documents, including spreadsheet columns, by automatically filling in certain columns using a machine learning module. Among other outcomes, the Company is seeking a judgment that the Patent is valid and enforceable, a judgment that Edvise has infringed directly and/or indirectly certain elements of the Patent, a permanent injunction prohibiting Edvise from further acts of infringement, monetary damages and attorney fees. In September 2026, the Company sent notices to seven other companies related to alleged infringement of the Patent.

Item 1A. Risk Factors
There are no material changes from any of the risk factors previously disclosed in our 2025 Annual Report .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table illustrates the activities of equity security repurchases during the three months ended September 30, 2026.

	Total Number of Shares Purchased (b)	Average Price Paid per Share(b)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (a)
7/1/2026 to 7/31/2026	27,776	$6.41	—	$—
8/1/2026 to 8/31/2026	—	$—	—	$ 50 Million
9/1/2026 to 9/30/2026	308	$8.29	—	$ 50 Million
Total	28,084	$6.43	—	$ 50 Million
__________________________________
a.On August 3, 2026, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock under this program.
b.Reflects shares purchased by the Company from employees for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs relating to stock-based compensation plans. Employees tendered 28,084 shares for the three months ended September 30, 2026.

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
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of August 2, 2021, by and among Certara, Inc., Puma Merger Sub, LLC and Shareholder Representative Services LLC, as the Equityholder Representative thereunder	8 - K	001-39799	2.1	8/05/2021
2.2	Purchase Agreement dated as of April 21, 2026, by and among Certara, Inc., Veristat, LLC and certain of its affiliates	10-Q	001-39799	2.2	8/4/2026
3.1	Amended and Restated Certificate of Incorporation of Certara, Inc.	S-8	333-251368	4.1	12/15/2020
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of Certara, Inc.	10-K	001-39799	3.2	2/26/2025
3.3	Second Amended and Restated Bylaws of Certara, Inc.	10-Q	001-39799	3.3	8/6/2025
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

CERTARA, INC.

Date: November 5, 2026	By:	/s/ JON RESNICK
	Name:	Jon Resnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ FAIZ MOHAMMED
	Name:	Faiz Mohammed
	Title:	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)